Form 10-Q
period 2021-03-31
Silverback Therapeutics, Inc.
filed 2021-05-13
CIK 1671858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number 001-39756

Silverback Therapeutics, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	81-1489190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Fairview Ave N, Suite 600 Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (206)
456-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SBTX	The Nasdaq Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act:

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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2021 there were 34,905,511 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
(this “Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

•	the impact of the COVID-19 pandemic on our business and operations; and

•	other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” of this Quarterly Report.
Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A, “Risk Factors” of this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Unless the context otherwise indicates, references in this Quarterly Report to the terms “Silverback”, “the Company”, “we,” “our, and “us” refer to Silverback Therapeutics, Inc., and references to our “common stock” refers to our voting common stock.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part I, Item 1A, “Risk Factors” in this Quarterly Report.
Some of the material risks associated with our business include the following:

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

•
If we are required by the U.S. Food and Drug Administration (FDA) to obtain approval of a companion diagnostic test in connection with approval of any of our product candidates, and we do not obtain or face delays in obtaining FDA approval of a diagnostic device, we will not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired.

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

•	We may not realize the benefits of any acquisitions, in-license, or strategic alliances that we enter into.

•
We may rely on trade secret and proprietary
know-how,
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

•	We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us.

•	We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

•	The price of our common stock is subject to volatility related or unrelated to our operations.

•	The COVID-19 pandemic could continue to adversely impact our business, including our ongoing and planned clinical trials, supply chain, and business development activities.

•
We are currently party to an
in-license
agreement under which we were granted rights to manufacture certain components of our product candidates. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these technologies or both, which would adversely affect our business and prospects.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Silverback Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share and par value data)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$374,205	$386,569
Prepaid expenses and other current assets	4,141	4,087

Total current assets	378,346	390,656
Property and equipment, net	1,603	1,618
Restricted cash	350	350
Right-of-use asset	1,900	2,180

Total assets	$382,199	$394,804

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,374	$2,583
Accrued expenses	5,799	5,278
Term loan payable, net	495	844
Current portion of lease liability	927	896

Total current liabilities	11,595	9,601
Lease liability, net of current portion	2,055	2,326

Total liabilities	13,650	11,927

Commitments and contingencies (Note 1 0 )
Stockholders’ equity:
Preferred Stock, $0.0001 par value per share; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020, 34,903,497 and 34,801,537 shares issued, and 34,827,204 and 34,701,274 shares outstanding at March 31, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	484,147	479,608
Accumulated deficit	(115,601)	(96,734)

Total stockholders’ equity	368,549	382,877

Total liabilities, and stockholders’ equity	$382,199	$394,804

The accompanying notes are an integral part of these unaudited condensed financial statements.

Silverback Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$12,239	$4,414
General and administrative	6,646	828

Total operating expenses	18,885	5,242

Loss from operations	(18,885)	(5,242)
Interest income (expense), net	18	(37)

Net loss and comprehensive loss	$(18,867)	$(5,279)

Net loss per share applicable to common stockholders, basic and diluted	$(0.54)	$(7.89)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	34,773,950	669,033

The accompanying notes are an integral part of these unaudited condensed financial statements.

Silverback Therapeutics, Inc.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	34,701,274	$3	$479,608	$(96,734)	$382,877
Exercise of common stock options and vesting of early exercised common stock options	—	—	125,930	—	254	—	254
Stock-based compensation	—	—	—	—	4,285	—	4,285
Net loss and comprehensive loss	—	—	—	—	—	(18,867)	(18,867)

Balance as of March 31, 2021	—	$—	34,827,204	$3	$484,147	$(115,601)	$368,549

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	15,714,283	$53,174	664,431	$—	$5,010	$(63,787)	$(58,777)
Issuance of Series B redeemable convertible preferred stock for cash, net of $76 in issuance costs	10,027,666	21,458	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock upon conversion of convertible notes	4,673,388	10,095	—	—	—	—	—
Exercise of common stock options and vesting of early exercised common stock options	—	—	5,350	—	6	—	6
Stock-based compensation	—	—	—	—	47	—	47
Net loss and comprehensive loss	—	—	—	—	—	(5,279)	(5,279)

Balance as of March 31, 2020	30,415,337	$84,727	669,781	$—	$5,063	$(69,066)	$(64,003)

The accompanying notes are an integral part of these unaudited condensed financial statements

Silverback Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,867)	$(5,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	186	139
Amortization of debt issuance costs	1	20
Stock-based compensation expense	4,285	47
Non-cash lease expense	280	262
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(54)	92
Accounts payable and accrued expenses	2,208	(2,697)
Lease liability	(240)	(212)

Net cash used in operating activities	(12,201)	(7,628)

Cash flows from investing activities:
Purchase of property and equipment	(35)	(33)

Net cash used in investing activities	(35)	(33)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	21,659
Principal payments on term loan payable	(350)	(350)
Proceeds from exercise of common stock options	222	6

Net cash (used in) provided by financing activities	(128)	21,315

Change in cash, cash equivalents, and restricted cash	(12,364)	13,654
Cash, cash equivalents, and restricted cash at beginning of period	386,919	10,526

Cash, cash equivalents, and restricted cash at end of period	$374,555	$24,180

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable and accrued expenses	$136	$—

Change in early exercise liability included in accounts payable and accrued expenses	$32	$—

Issuance of Series B redeemable convertible preferred stock upon conversion of convertible notes	$—	$10,095

Unpaid issuance costs and amounts payable to investors for redeemable converteible preferred stock included in accounts payable and accrued liabilities	$—	$201

The accompanying notes are an integral part of these unaudited condensed financial statements.

Silverback Therapeutics, Inc.
Notes to Unaudited Condensed Financial Statements
1. Nature of Business
Silverback Therapeutics, Inc. (“Silverback” or “the Company”) is a clinical-stage biopharmaceutical company focused on leveraging its proprietary ImmunoTAC technology platform to develop systemically delivered and tissue targeted therapeutics for the treatment of cancer, chronic viral infections, and other serious diseases. The Company’s platform enables us to strategically pair proprietary linker-payloads that modulate key disease-modifying pathways with monoclonal antibodies directed at specific disease sites. The Company was formed in Seattle, Washington and incorporated in the state of Delaware on January 4, 2016.
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
Liquidity and Capital Resources
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses since its inception and had an accumulated deficit of $115.6 million as of March 31, 2021. The Company had cash and cash equivalents of $374.2 million as of March 31, 2021 and has not generated positive cash flows from operations. To date, the Company has funded its operations primarily through the issuance of redeemable convertible preferred stock, convertible notes, and the sale of common stock in connection with the IPO. The Company’s currently available cash and cash equivalents as of March 31, 2021 are sufficient to meet its anticipated cash requirements for the 12 months following the date the financial statements are issued. Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least 12 months from the date the financial statements are issued.
Management expects operating losses to continue for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the manufacturing, clinical and preclinical development activities as well as the commercialization of the Company’s products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations.

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
Unaudited Interim Condensed Financial Statements
The accompanying condensed balance sheet as of March 31, 2021, and condensed statements of operations and comprehensive loss, condensed statements of cash flows, and condensed statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2021 and 2020, are unaudited. The balance sheet as of December 31, 2020 was derived from the audited financial statements as of and for the year ended December 31, 2020. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2021, and the condensed results of its operations and its cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are also unaudited. The condensed results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period.
Use of Estimates
The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to accruals for research and development expenses, valuation of equity awards, and valuation allowances for deferred tax assets. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.
The full extent to which the
coron
a
virus (“COVID-19”) pandemic
will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and
the actions taken to contain or
treat COVID-19, as
well as the economic impact on local, regional, national and international markets. The Company has considered potential impacts arising from the COVID-19 pandemic
and is not presently aware of any events or circumstances that would require the Company to update its estimates, judgments or revise the carrying value of its assets or liabilities.
Fair Value of Financial Instruments
Cash and cash equivalents, and restricted cash are carried at fair value. Financial instruments, including accounts payable and accrued expenses are carried at cost, which approximates fair value given their short-term nature. Term loan payable is carried at cost, which approximates fair value as its effective interest rate approximates current market rates.

1
2

Cash and Cash Equivalents
Cash equivalents are comprised of short-term, highly-liquid investments with maturities of 90 days or less at the date of purchase. At March 31, 2021 and December 31, 2021, the Company’s cash equivalents consisted of money market funds.
Restricted Cash
Restricted cash consists of a deposit securing a collateral letter of credit issued in connection with the Company’s facility operating lease.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed balance sheets that sum to the amounts shown in the condensed statements of cash flows (in thousands):

	March 31, 202 1	December 31, 2020
Cash and cash equivalents	$374,205	$386,569
Restricted cash	350	350

Total cash and cash equivalents and restricted cash	$374,555	$386,919

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
(“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any prepaid lease payments, lease incentives received, and costs which will be incurred in exiting a lease. The Company’s lease includes options to extend or terminate the lease. Periods covered by an option to extend the lease are included in the lease term when it is reasonably certain that the Company will exercise that option. Periods covered by an option to terminate the lease are included in the lease term when it is reasonably certain that the Company will not exercise that option. At the inception of the lease and as of March 31, 2021, the Company was not reasonably certain that it will exercise its option to extend the lease and was not reasonably certain that it will not exercise its option to terminate the lease, therefore, the periods covered by the options are not included within the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not have material short-term lease costs. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For real estate leases, the Company does not separate lease and non-lease
components. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Research and Development Expenses
All research and development costs are expensed in the period incurred. Research and development expenses consist primarily of direct and indirect costs incurred in connection with the development of the Company’s ImmunoTAC technology platform, discovery efforts, and preclinical study and clinical trial activities related to the Company’s program pipeline, including the Company’s lead product candidate, SBT6050, and other pipeline programs, including SBT6290 and SBT8230. Direct costs include expenses incurred under agreements with contract research organizations (“CROs”) and other vendors that conduct the Company’s preclinical and clinical activities, expenses associated with manufacturing the Company’s product candidates including under agreements with contract development and manufacturing organizations (“CDMOs”) and other vendors, and consulting fees. Indirect costs include personnel-related expenses, consisting of employee salaries, bonuses, benefits, and stock-based compensation expense and recruiting costs for personnel engaged in research and development activities, facility and equipment related expenses, consisting of indirect and allocated expenses for rent, depreciation, and equipment maintenance, and other unallocated research and development expenses incurred in connection with the Company’s research and development programs, including laboratory materials and supplies and license fees. Research and development expenses are charged to operating expenses as incurred when these expenditures relate to the Company’s research and development efforts and have no alternative future uses.
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
Stock-Based Compensation
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
Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was equal to net loss for the three months ended March 31, 2021 and 2020.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued
ASU 2016-13,
 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than temporary impairments on investment securities are recorded. The guidance is effective for the Company beginning on January 1, 2023, with early adoption permitted. The Company is currently evaluating the impact the standard may have on its financial statements and related disclosures.
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
Level 3: Unobservable inputs that are supported by little or no market activity.
The following table identifies the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

March 31, 2021	Level 1	Level 2	Level 3
Assets:
Money market funds	$374,205	$—	$—

December 31, 2020	Level 1	Level 2	Level 3
Assets:
Money market funds	$386,369	$—	$—

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the periods presented.

4. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Research and development expenses	$3,610	$2,063
Employee compensation and benefits	1,666	2,634
Professional services and other	523	581

Total accrued expenses	$5,799	$5,278

5. Leases
The Company leases an office and laboratory space in Seattle, Washington. The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease expense
Operating lease expense	$347	$347
Variable lease expense	106	86

Total lease expense	$453	$433

Operating cash outflows from operating leases	$421	$397

The remaining term on the Company’s lease was 1.7 years as of March 31, 2021. To compute the present value of the lease liability, the Company used a discount rate of 8.5%.
Future minimum commitments due under the operating lease agreement as of March 31, 2021 are as follows (in thousands):

Years Ending December 31,	Amount
2021 (remaining 9 months)	$824
2022	2,454
Thereafter	—
Total undiscounted lease payments	3,278
Present value adjustment	(297)

Total present value of lease payments	$2,981

6. Term Loan Payable
In November 2016, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) and borrowed $3.5 million as a term loan. The outstanding principal amount of the term loan accrues interest at an annual rate of 1.75% per annum. At closing, the Company incurred de minimis debt issuance costs and owed a final payment fee of $0.3 million, both of which are amortized to interest expense over the remaining term of the debt under the effective interest method. The effective interest rate of the Company’s term loan is 5.14%. Interest expense under the term loan totaled less than $0.1 million for each of the three months ended March 31, 2021 and 2020.
The term loan is collateralized by the Company’s tangible and intangible assets, excluding intellectual property. The proceeds are to be used as working capital and to fund general business requirements. The agreement includes customary nonfinancial covenants and events of default that include, among other things, non-payment, inaccuracy
of representations and warranties, covenant breaches, cross default to material indebtedness or material agreements, bankruptcy and insolvency, material judgments, a change of control, or any material adverse event. The Company was in compliance with all related covenants as of March 31, 2021.

The term loan’s original maturity date was November 1, 2020. However, in April 2020, the Company amended the loan and security agreement to defer principal payments for six months and extend the maturity date to May 1, 2021. There were no costs or additional warrant issuances in connection with this amendment. The Company accounted for the amendment as a debt modification and is amortizing the remaining debt discount over the remaining term.
On May 1, 2021, the Company made its final scheduled payment to SVB under the loan and security agreement including the final payment fee.
7. Stockholders’ Equity (Deficit)
Redeemable Convertible Preferred Stock
Prior to its conversion to common stock in December 2020, the Company’s redeemable convertible preferred stock was classified as mezzanine equity on the Company’s balance sheets as the shares are contingently redeemable upon a deemed liquidation such as a change in control and in that event, there is no guarantee that all stockholders would be entitled to receive the same form of consideration. No accretion to redemption value was recorded during the three months ended March 31, 2020 as a deemed liquidation event was not considered probable.
In March 2020, the Company issued 14,701,054
shares of its Series B redeemable convertible preferred stock, including
4,673,388
shares issued upon conversion of then outstanding convertible notes and accrued interest, and
10,027,666
shares issued for cash at a purchase price of
$2.16
per share, resulting in gross proceeds of $21.5 million. The Series B purchase agreement provided that the Company would issue, and the Series B holders would purchase, an additional
21,732,862
shares of the Company’s Series B redeemable convertible preferred stock across two tranches for aggregate proceeds of
$46.9
million in the event that certain agreed upon milestones were achieved or the preferred majority approved their closing. As of March 31, 2020, these future Series B tranches did not meet the definition of freestanding instruments or the definition of derivatives, therefore, they were not accounted for separately or bifurcated.
Common Stock
The Company has reserved shares of common stock for the following potential future issuances:

	March 31,	December 31,
	2021	2020
Shares underlying outstanding equity awards	6,308,582	6,316,569
Shares available for future equity award grants	3,152,910	1,506,806
Shares underlying early exercised equity awards	76,293	100,263
Shares underlying ESPP withholdings	19,126	4,393
Total	9,556,911	7,928,031

8. Stock-Based Compensation
Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expense	$1,925	$31
General and administrative expense	2,360	16

Total stock-based compensation expense	$4,285	$47

As of March 31, 2021, the total unrecognized stock-based compensation expense was $59.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.16 years.
Stock Option Awards
As of March 31, 2021, the Company’s equity incentive plans authorized a total of

9,564,798 shares, of which 3,152,910 shares are available for future grant, and 6,308,582 shares are outstanding. Not included in the outstanding option balance are 76,293 shares pursuant to stock options that were early exercised and subject to repurchase under the 2016 Plan that remain unvested as of March 31, 2021.
A summary of the Company’s stock option activity for the three months ended March 31, 2021 is as follows (in thousands, except share and per share data and years):

	Stock Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	6,316,569	$10.93	9.5	$223,647
Granted	93,973	$48.03
Exercised	(101,960)	$2.18		$4,227
Cance l led	—	$—

Balance at March 31, 2021	6,308,582	$11.63	9.3	$202,325

Vested at March 31, 2021	708,833	$6.97	8.7	$25,956

The total fair value of shares vested during the three months ended March 31, 2021 and 2020 was $3.6 million and less than $0.1 million, respectively. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money
at March 31, 2021.
The weighted-average grant date fair value per share of option grants for the three months ended
March 31, 2021 was $33.32
. There were no grants during the three months ended March 31, 2020.
The grant date fair value of stock options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended March 31, 2021
Expected term (in years)	6.0
Expected volatility	83%
Risk-free interest rate	0.72%
Expected dividend yield	—

1
8

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
9. Licensing Agreement
Cell Line License Agreement with WuXi Biologics (Hong Kong) Limited
In October 2019, the Company entered into a cell line license agreement with WuXi Biologics (Hong Kong) Limited (“WuXi Bio”). Under the license agreement, WuXi Bio granted the Company a non-exclusive,
worldwide, sublicensable, under certain of WuXi Bio’s intellectual property rights, know-how
and biological materials (“WuXi Bio Licensed Technology”), to make, use, sell, offer for sale and import a product developed through the use of the WuXi Bio Licensed Technology (“WuXi Bio Licensed Product”). The WuXi Bio Licensed Technology is currently used to manufacture a component of the Company’s lead product, SBT6050. The Company has paid an aggregate of $150,000 in license fees that were recorded in research and development expense when incurred.
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
10. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.
Indemnifications
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.
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
1
1
. Employee Benefit Plans
The Company maintains a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended, for the Company’s U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the IRS annual limits. The Company does not match contributions made by employees.

12. Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Redeemable convertible preferred stock	—	8,191,580
Common stock options	6,308,582	550,176
Unvested common stock	76,293	5,095
Common stock warrants	—	9,154
ESPP withholdings	19,126	—

Total potentially dilutive shares	6,404,001	8,756,005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with our unaudited financial statements and related notes thereto included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form
10-Q
and the audited financial statements and related notes thereto as of and for the year ended December 31, 2020 included in the Annual Report on Form
10-K,
filed with the Securities and Exchange Commission (SEC), on March 29, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
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

Our ImmunoTAC platform drives our development pipeline of tissue targeted therapeutic candidates as summarized in the chart below:

We have incurred significant operating losses since our inception. As of March 31, 2021, we had an accumulated deficit of $115.6 million. Our net losses were $18.9 million and $5.3 million for the three months ended March 31, 2021 and 2020, respectively. Our losses have resulted primarily from costs incurred in connection with raising capital, research and development activities and general and administrative expenses. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Dollar	%
	2021	2020	Change	Change
		(in thousands)
Operating expenses:
Research and development	$12,239	$4,414	$7,825	177%
General and administrative	6,646	828	5,818	*

Total operating expenses	18,885	5,242	13,643	260

Loss from operations	(18,885)	(5,242)	(13,643)	260
Interest income (expense), net	18	(37)	55	149

Net loss and comprehensive loss	$(18,867)	$(5,279)	$(13,588)	257%

*	Not meaningful
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Dollar	%
	2021	2020	Change	Change
		(in thousands)
Direct costs:
SBT6050	$2,226	$1,147	$1,079	94%
Preclinical programs	3,704	532	3,172	*

Total direct costs	5,930	1,679	4,251	253

Indirect costs:
Personnel-related expenses, including stock-based compensation	4,695	1,826	2,869	157
Facility and equipment related expenses	872	562	310	55
Other unallocated research and development expenses	742	347	395	114

Total research and development expenses	$12,239	$4,414	$7,825	177%

*	Not meaningful
Research and development expenses were $12.2 million and $4.4 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $7.8 million was due primarily to an increase in preclinical programs of $3.2 million as we continued to advance certain pipeline programs, including SBT6290 and SBT8230, through preclinical development. The increase was also due to an increase of $1.1 million in direct costs related to the development of SBT6050. The increase was also due to increases in personnel-related expenses of $2.9 million, and facility and equipment related expenses and other unallocated research and development expenses of $0.7 million.

General and Administrative Expenses
General and administrative expenses were $6.6 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $5.8 million was due primarily to an increase of $3.8 million in personnel-related expenses due to increased headcount during the period, including new executives, as well as increases in salaries, bonuses, stock-based compensation, and recruiting expenses. To a lesser extent, the increase in general and administrative expenses was due to an increase in legal fees of $0.6 million, professional fees of $0.5 million, and $0.9 million in other various general and administrative expenses as we now operate as a public company.
Interest Income (Expense), Net
Interest income (expense), net was $18,000 and $(37,000) for the three months ended March 31, 2021 and 2020, respectively. The change of $55,000 was primarily due to a decrease in principal on our notes payable and an increase in our cash balance.
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
As of March 31, 2021, we had $374.2 million in cash and cash equivalents. The following table sets forth a summary of the net cash flow activity for the years ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,201)	$(7,628)
Investing activities	(35)	(33)
Financing activities	(128)	21,315

Net increase (decrease) in cash, cash equivalents, and restricted cash	$(12,364)	$13,654

Operating Activities
During the three months ended March 31, 2021, net cash used in operating activities was $12.2 million. This consisted primarily of a net loss of $18.9 million, partially offset by non-cash
charges of $4.8 million and a decrease in our operating assets and liabilities of $1.9 million. The non-cash
charges primarily consisted of stock-based compensation expense of $4.3 million, non-cash
lease expense of $0.3 million, and depreciation expense of $0.2 million. The decrease in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $2.2 million. This decrease was partially offset by a decrease in our lease liability of $0.2 million, and an increase in prepaid expenses and other assets of $0.1 million after adjusting for non-cash
items.
During the three months ended March 31, 2020, net cash used in operating activities was $7.6 million. This consisted primarily of a net loss of $5.3 million and an increase in our operating assets and liabilities of $2.8 million, partially offset by non-cash
charges of $0.5 million. The
non-cash
charges primarily consisted of
non-cash
lease expense of $0.3 million and depreciation expense of $0.1 million. The increase in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $2.7 million and a decrease in our lease liability of $0.2 million, partially offset by a decrease in prepaid expenses and other assets of $0.1 million.

Investing Activities
During the three months ended March 31, 2021, cash used in investing activities was less than $0.1 million due to purchases of property and equipment.
During the three months ended March 31, 2020, cash used in investing activities was less than $0.1 million due to purchases of property and equipment.
Financing Activities
During the three months ended March 31, 2021, cash used in financing activities was $0.1 million. This was primarily driven by $0.4 million of principal payments on the term loan payable, which was partially offset by $0.2 million in proceeds from exercises of common stock options.
During the three months ended March 31, 2020, cash provided by financing activities was $21.3 million. This consisted primarily of $21.7 million of net proceeds from issuance of redeemable convertible preferred stock, which was partially offset by $0.4 million of principal payments on the term loan payable.
Future Funding Requirements
We believe that our cash and cash equivalents of $374.2 million at March 31, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
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
Contractual Obligations and Commitments
During the three months ended March 31, 2021, there have been no material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form
10-K
filed with the SEC on March 29, 2021.
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
During the three months ended March 31, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form
10-K
filed with the SEC on March 29, 2021 and Note 2 to our unaudited condensed financial statements appearing in Part I, Item 1 of this Quarterly Report on Form
10-Q.
We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	Research and Development Costs;

•	Stock-based Compensation;

•	Income Taxes.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed financial statements appearing in Part I, Item 1 of this Quarterly Report on Form
10-Q
for additional information.
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
We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have at least $1.07 billion in annual revenue; (ii) the date upon which we are deemed to be a “large accelerated filer,” as defined in Rule
12b-2
under the Exchange Act; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period; and (iv) December 31, 2025.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable to a “smaller reporting company” as defined under Item 10(f)(1) of Regulation
S-K
of the Securities Act.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15(b)
and
15d-15(b)
of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures” as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
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

Item 1A.	Risk Factors
We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Quarterly Report on Form
10-Q
and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition.

The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in Item 1A. of our Annual Report on Form
10-K,
filed with the SEC on March 29, 2021.
Risks Related to Our Business and Industry
We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*
We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies and a clinical trial for our lead program, engaging in manufacturing for our development programs, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have one product candidate in early clinical development and all of our other product candidates are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the years ended March 31, 2021 and 2020, our net losses were $18.9 million and $5.3 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.
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
If we are unable to raise additional capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.*
Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially during the next few years. The development of biopharmaceutical product candidates is capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, following the completion of our initial public offering in December 2020, we have incurred and expect to continue to incur additional costs associated with operating as a public company.
As of March 31, 2021, we had $374.2 million in cash and cash equivalents. Based upon our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we believe that our existing cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.*
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions, such as further limitations on our ability to incur additional debt, make capital expenditures or declare dividends.
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

Our product candidates are based on novel technologies, which make it difficult to predict the timing, results and cost of product candidate development and likelihood of obtaining regulatory approval.*
We have concentrated our research and development efforts on product candidates using our platform technologies, and our future success depends on the successful development of this approach. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on our platform technologies in clinical trials or in obtaining marketing approval thereafter, and use of our platform technologies may not ever result in marketable products. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or establishing our own commercial manufacturing capabilities, which may prevent us from completing our clinical trials or commercializing any products on a timely or profitable basis, if at all.
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
In addition, the clinical trial requirements of the FDA, EMA and other regulatory agencies, such as in Australia and South Korea and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates.
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
Risks Related to Our
In-Licenses
and Other Strategic Agreements
We may not realize the benefits of any acquisitions,
in-license,
or strategic alliances that we enter into.
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
COVID-19
pandemic could continue to adversely impact our business, including our ongoing and planned clinical trials, supply chain, and business development activities.
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
We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*
As of March 31, 2021, we had 67 employees which represents an increase of 44 employees since January 1, 2019. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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
We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us.*
The development and commercialization of new products is highly competitive. We largely compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immunotherapies for the treatment of cancer. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, if ever, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. Moreover, with the proliferation of new drugs and therapies into oncology, we expect to face increasingly intense competition as new technologies become available. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of and rapid technological changes in the biotechnology and pharmaceutical industries could render our product candidates or our technology obsolete, less competitive or uneconomical.
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
Specifically, there are many companies pursuing a variety of approaches to
TLR-directed
therapies, including Apros Therapeutics, Ascendis, BioNTech, Bolt Biotherapeutics, Bristol Myers Squibb, Checkmate Pharmaceuticals, CureVac, Exicure, Galaderma, Gilead, Idera, Mologen, Nektar, Novartis, Primmune Therapeutics, Roche, Seven&Eight, Shanghai De Novo, Sumitomo Dainippon, TriSalus, and UroGen. Other companies using antibody-drug conjugates to target innate immune receptors include Actym Therapeutics, Mersana, and Takeda Pharmaceuticals. Immunotherapy and validated pathway approaches are further being pursued by many smaller biotechnology companies as well as larger pharmaceutical companies. We also face competition from validated pathway therapy treatments offered by companies such as AstraZeneca, Byondis, Daiichi Sankyo, MacroGenics, Pieris, Puma, Seagen, Spectrum Pharmaceuticals, and Zymeworks. We also face competition from companies that continue to invest in innovation in the antibody-drug conjugate field, including but not limited to AbbVie, ADC Therapeutics, Astellas, BioAtla, Celldex, CytomX, Eli Lilly and Company, GlaxoSmithKline, Genmab, ImmunoGen, Millennium Pharmaceuticals, MorphoSys AG, Novartis, Pfizer, Sanofi, Seagen, and Sutro Biopharma.
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
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*
We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused U.S. federal net operating loss carryforwards (NOLs) for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under legislation informally titled the Tax Cuts and Jobs Act (the Tax Act) enacted in 2017, as modified by legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or to the CARES Act.
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
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change
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
In March 2010, the Affordable Care Act was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5
th
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
Myriad Genetics, Inc.
, the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents.
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
know-how,
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
Trade secrets and
know-how
can be difficult to protect. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We and any third parties with whom we share facilities enter into written agreements that include confidentiality and intellectual property obligations to protect each party’s property, potential trade secrets, proprietary know-how,
and information. We further seek to protect our potential trade secrets, proprietary know-how,
and information in part, by entering into
non-disclosure
and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. With our consultants, contractors, and outside scientific collaborators, these agreements typically include invention assignment obligations. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. We cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-

consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be harmed.
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
If there are substantial sales of shares of our common stock, the price of our common stock could decline.*
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 31, 2021, we had 34,903,497 outstanding shares of our common stock. Of these shares, approximately 13.1 million shares are freely tradable and substantially all of the remaining shares of common stock will be available for sale in the public market beginning in June 2021 following the scheduled expiration of lock-up
agreements that certain of our stockholders and the underwriters entered into in connection with our initial public offering.
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
We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have at least $1.07 billion in annual revenue; (ii) the date upon which we are deemed to be a “large accelerated filer,” as defined in Rule
12b-2
under the Securities Exchange Act of 1934, as amended (the Exchange Act); (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period; and (iv) December 31, 2025.
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
As a public company, we are subject to requirements of the Sarbanes-Oxley Act, the rules and regulations of the Nasdaq Global Market, the rules and regulations of the Securities and Exchange Commission. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. Company responsibilities required by the Sarbanes-Oxley Act include, among other things, that we maintain corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to develop, maintain, and improve the effectiveness of our internal controls and procedures, and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in treasury money market accounts. Through March 31, 2021, we have used approximately $8.0 million of the net proceeds from our IPO. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on December 4, 2020.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2020).

4.1	Reference is made to Exhibit 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-250009), as amended, filed with the SEC on November 30, 2020).

4.3	Amended and Restated Investors’ Rights Agreement, by and between the registrant and certain of its stockholders, dated September 22, 2020 (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-250009), as amended, filed with the SEC on November 10, 2020).

4.4	Warrant to purchase stock issued to Silicon Valley Bank, dated November 21, 2016 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-250009), as amended, filed with the SEC on November 10, 2020).

4.5	Warrant to purchase stock issued to Silicon Valley Bank, dated December 22, 2017 (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-1 (File No. 333-250009), as amended, filed with the SEC on November 10, 2020).

10.16*	Amendment No. 1 to Cell Line License Agreement, by and between the registrant and WuXi Biologics (Hong Kong) Limited, dated January 12, 2021. (incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 29, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*	Certain information in this exhibit is omitted because it is both not material and is the type that the registrant treats as private or confidential.
#
The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form
10-Q),
unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERBACK THERAPEUTICS, INC.

Date: May 13, 2021	By:	/s/ Laura Shawver

Laura Shawver

Chief Executive Officer and Director ( Principal Executive Officer )

Date: May 13, 2021	By:	/s/ Jonathan Piazza

Jonathan Piazza

Chief Financial Officer ( Principal Financial Officer )