Form 10-Q
period 2021-06-30
Silverback Therapeutics, Inc.
filed 2021-08-12
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-39756

Silverback Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	81-1489190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Fairview Ave N, Suite 600 Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 456-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SBTX	The Nasdaq Stock Market LLC

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

As of August 10, 2021 there were 35,036,477 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

Table of Contents

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

•
our plans to research, develop, and commercialize SBT6050 and any future product candidates;
•
our ability to obtain and maintain regulatory approval of product candidates arising from our ImmunoTAC technology platform, including SBT6050, in any of the indications for which we plan to develop them;
•
our ability to obtain funding for our operations, including funding necessary to commence and complete the clinical trials, conduct additional manufacturing, and conduct preclinical studies of any of our product candidates, including SBT6050;
•
the success, cost, and timing of our research and development activities, including our ongoing and planned clinical trials and preclinical studies;
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
•
the performance of our third-party service providers, including our contract research organizations, suppliers, and manufacturers;
•
the safety, efficacy, and market success of competing therapies that are or become available;
•
our ability to attract and retain key scientific and management personnel;
•
our ability to attract and retain collaborators with development, regulatory and commercialization expertise;
•
our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
•
the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing upon the intellectual property rights of others;
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

Unless the context otherwise indicates, references in this Quarterly Report to the terms “Silverback”, “the Company”, “we”, “our" and “us” refer to Silverback Therapeutics, Inc., and references to our “common stock” refers to our voting common stock.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report. Some of the material risks associated with our business include the following:

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
•
Preclinical and clinical development is a lengthy, expensive, and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials, including SBT6050, may not achieve favorable results in later clinical trials, if any, or receive marketing approval.
•
Serious adverse events, undesirable side effects, or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.
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
•
If we are required by the U.S. Food and Drug Administration (FDA) to obtain approval of a companion diagnostic in connection with approval of any of our product candidates, and we do not obtain or face delays in obtaining FDA approval of a diagnostic device or test, we will not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired.
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
•
We contract with third parties for the manufacture and supply of certain of our product candidates for use in preclinical testing and clinical trials and will rely on third parties for commercial supply, which supply may become limited or interrupted at any time or may not be of satisfactory quality and quantity.
•
Any approved products may fail to achieve the degree of market acceptance by physicians, patients, hospitals, cancer treatment centers, healthcare payors, and others in the medical community necessary for commercial success.
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
•
We may rely on trade secret and proprietary know-how, which can be difficult to trace and enforce, and if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
•
If any of our product candidates are approved for marketing and commercialization and we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we will be unable to successfully commercialize our product candidates if and when they are approved.

•
We face substantial competition, which may result in others discovering, developing, or commercializing products more quickly or marketing them more successfully than us.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Silverback Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$359,689	$386,569
Prepaid expenses and other current assets	3,338	4,087
Total current assets	363,027	390,656
Property and equipment, net	1,984	1,618
Restricted cash	350	350
Right-of-use asset	1,615	2,180
Total assets	$366,976	$394,804
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,805	$2,583
Accrued expenses	12,785	5,278
Term loan payable, net	—	844
Current portion of lease liability	958	896
Total current liabilities	15,548	9,601
Lease liability, net of current portion	1,778	2,326
Total liabilities	17,326	11,927
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.0001 par value per share; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020, 34,998,372 and 34,801,537 shares issued and 34,963,085 and 34,701,274 shares outstanding at June 30, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	489,743	479,608
Accumulated deficit	(140,097)	(96,734)
Total stockholders’ equity	349,650	382,877
Total liabilities, and stockholders’ equity	$366,976	$394,804

The accompanying notes are an integral part of these unaudited condensed financial statements.

Silverback Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$17,749	$5,126	29,988	$9,540
General and administrative	6,762	1,337	13,408	2,165
Total operating expenses	24,511	6,463	43,396	11,705
Loss from operations	(24,511)	(6,463)	(43,396)	(11,705)
Interest income (expense), net	15	(4)	33	(41)
Net loss and comprehensive loss	(24,496)	(6,467)	(43,363)	$(11,746)
Net loss per share applicable to common stockholders, basic and diluted	$(0.70)	$(9.65)	$(1.25)	$(17.54)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	34,876,050	670,451	34,825,281	669,742

The accompanying notes are an integral part of these unaudited condensed financial statements.

Silverback Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	—	$—	34,701,274	$3	$479,608	$(96,734)	$382,877
Exercise of common stock options and vesting of early exercised common stock options	—	—	125,930	—	254	—	254
Stock-based compensation	—	—	—	—	4,285	—	4,285
Net loss and comprehensive loss	—	—	—	—	—	(18,867)	(18,867)
Balance as of March 31, 2021	—	$—	34,827,204	$3	$484,147	$(115,601)	$368,549
Exercise of common stock options, shares issued under the employee stock purchase plan, and vesting of early exercised common stock options	—	—	135,881	1	866	—	867
Stock-based compensation	—	—	—	—	4,730	—	4,730
Net loss and comprehensive loss	—	—	—	—	—	(24,496)	(24,496)
Balance as of June 30, 2021	—	$—	34,963,085	$4	$489,743	$(140,097)	$349,650

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ 'Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2019	15,714,283	$53,174	664,431	$—	$5,010	$(63,787)	$(58,777)
Issuance of Series B redeemable convertible preferred stock for cash, net of $76 in issuance costs (Note 7)	10,027,666	21,458	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock upon conversion of convertible notes	4,673,388	10,095	—	—	—	—	—
Exercise of common stock options and vesting of early exercised common stock options	—	—	5,350	—	6	—	6
Stock-based compensation	—	—	—	—	47	—	47
Net loss and comprehensive loss	—	—	—	—	—	(5,279)	(5,279)
Balance as of March 31, 2020	30,415,337	$84,727	669,781	$—	$5,063	$(69,066)	$(64,003)
Proceeds received in advance of issuance of Series B redeemable convertible preferred stock (Note 7)		12,048	—	—	—	—	—
Exercise of common stock options and vesting of early exercised common stock options	—	—	1,843	—	2	—	2
Stock-based compensation	—	—	—	—	128	—	128
Net Loss and comprehensive income	—	—	—	—	—	(6,467)	(6,467)
Balance as of June 30, 2020	30,415,337	$96,775	671,624	$—	$5,193	$(75,533)	$(70,340)

The accompanying notes are an integral part of these unaudited condensed financial statements

Silverback Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(43,363)	$(11,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	393	277
Amortization of debt issuance costs	2	25
Stock-based compensation	9,015	175
Non-cash lease expense	565	527
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	749	(261)
Accounts payable and accrued expenses	6,789	(1,639)
Lease liability	(486)	(429)
Net cash used in operating activities	(26,336)	(13,071)
Cash flows from investing activities:
Purchase of property and equipment	(735)	(38)
Net cash used in investing activities	(735)	(38)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	33,707
Principal payments on term loan payable	(846)	(467)
Proceeds from exercise of common stock options and employee stock purchase plan	1,037	8
Net cash provided by financing activities	191	33,248
Change in cash, cash equivalents, and restricted cash	(26,880)	20,139
Cash, cash equivalents, and restricted cash at beginning of period	386,919	10,526
Cash, cash equivalents, and restricted cash at end of period	$360,039	$30,665
Supplemental disclosure of cash flow information:
Proceeds for the issuance of redeemable preferred stock on July 1, 2020 included in proceeds from issuance of redeemable preferred stock, net of issuance costs	$—	$12,048
Issuance of Series B redeemable convertible preferred stock upon conversion of convertible notes	$—	$10,095

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses since its inception and had an accumulated deficit of $140.1 million as of June 30, 2021. The Company had cash, cash equivalents, and restricted cash of $360.0 million as of June 30, 2021 and has not generated positive cash flows from operations. To date, the Company has funded its operations primarily through the issuance of redeemable convertible preferred stock, convertible notes, and the sale of common stock in connection with the IPO. The Company’s currently available cash, cash equivalents, and restricted cash as of June 30, 2021 are sufficient to meet its anticipated cash requirements for the 12 months following the date the financial statements are issued. Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least 12 months from the date the financial statements are issued.

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

Unaudited Interim Condensed Financial Statements

The accompanying condensed balance sheet as of June 30, 2021, the condensed statements of operations and comprehensive loss and condensed statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020, and the condensed statements of cash flows for the six months ended June 30, 2021 and 2020, are unaudited. The balance sheet as of December 31, 2020 was derived from the audited financial statements as of and for the year ended December 31, 2020. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021, the condensed results of its operations for the three and six months ended June 30, 2021 and 2020, and its cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the six months ended June 30, 2021 and 2020 are also unaudited. The condensed results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period.

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

The full extent to which the coronavirus (“COVID-19”) pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. The Company has considered potential impacts arising from the COVID-19 pandemic and is not presently aware of any events or circumstances that would require the Company to update its estimates, judgments or revise the carrying value of its assets or liabilities.

Fair Value of Financial Instruments

Cash and cash equivalents, and restricted cash are carried at fair value. Financial instruments, including accounts payable and accrued expenses are carried at cost, which approximates fair value given their short-term nature. Term loan payable is carried at cost, which approximates fair value as its effective interest rate approximates current market rates.

Cash and Cash Equivalents

Cash equivalents are comprised of short-term, highly-liquid investments with maturities of 90 days or less at the date of purchase. At June 30, 2021 and December 31, 2020, the Company’s cash equivalents consisted of money market funds.

Restricted Cash

Restricted cash consists of a deposit securing a collateral letter of credit issued in connection with the Company’s facility operating lease.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed balance sheets that sum to the amounts shown in the condensed statements of cash flows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$359,689	$386,569
Restricted cash	350	350
Total cash and cash equivalents and restricted cash	$360,039	$386,919

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

Leases

Leases consist of the Company’s operating lease. In accordance with ASC 842, Leases, the Company determines if an arrangement is a lease at inception and evaluates each lease agreement to determine whether the lease is an operating or finance lease. For leases where the Company is the lessee, right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any prepaid lease payments, lease incentives received, and costs which will be incurred in exiting a lease. The Company’s lease includes options to extend or terminate the lease. Periods covered by an option to extend the lease are included in the lease term when it is reasonably certain that the Company will exercise that option. Periods covered by an option to terminate the lease are included in the lease term when it is reasonably certain that the Company will not exercise that option. At the inception of the lease and as of June 30, 2021, the Company was not reasonably certain that it will exercise its option to extend the lease and was not reasonably certain that it will not exercise its option to terminate the lease, therefore, the periods covered by the options are not included within the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not have material short-term lease costs. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For real estate leases, the Company does not separate lease and non-lease components. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was equal to net loss for the three and six months ended June 30, 2021 and 2020.

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

Level 3: Unobservable inputs that are supported by little or no market activity.

The following table identifies the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

June 30, 2021	Level 1	Level 2	Level 3
Assets:
Money market funds	$359,689	—	—
December 31, 2020	Level 1	Level 2	Level 3
Assets:
Money market funds	$386,369	—	—

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the periods presented.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Research and development expenses	$9,665	$2,063
Employee compensation and benefits	2,175	2,634
Professional services and other	945	581
Total accrued expenses	$12,785	$5,278

5. Leases

The Company leases an office and laboratory space in Seattle, Washington. The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease expense
Operating lease expense	347	347	694	694
Variable lease expense	106	94	212	180
Total lease expense	453	441	906	874
Operating cash outflows from operating leases	413	389	834	786

The remaining term on the Company’s lease was 1.4 years as of June 30, 2021. To compute the present value of the lease liability, the Company used a discount rate of 8.5%.

Future minimum commitments due under the operating lease agreement as of June 30, 2021 are as follows (in thousands):

Years Ending December 31,	Amount
2021 (remaining 6 months)	$517
2022	2,454
Thereafter	—
Total undiscounted lease payments	2,971
Present value adjustment	(235)
Total present value of lease payments	$2,736

On July 1, 2021, the Company entered into a sublease agreement for additional office space. The commencement date of the sublease was August 1, 2021. The contractual term of the sublease is two years with an option to extend for one additional year and an option to terminate after one year subject to a termination fee. The annual minimum rent payable by the Company under the sublease will be approximately $0.3 million annually.

6. Term Loan Payable

In November 2016, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) and borrowed

$3.5 million as a term loan. The outstanding principal amount of the term loan accrued interest at an annual rate of 1.75% per annum. At closing, the Company incurred de minimis debt issuance costs and owed a final payment fee of $0.3 million, both of which are amortized to interest expense over the remaining term of the debt under the effective interest method. The effective interest rate of the Company’s term loan was 5.14%.

The term loan’s original maturity date was November 1, 2020. However, in April 2020, the Company amended the loan and security agreement to defer principal payments for six months and extend the maturity date to May 1, 2021. There were no costs or additional warrant issuances in connection with this amendment. The Company accounted for the amendment as a debt modification and amortized the remaining debt discount over the remaining term.

On May 1, 2021, the Company made its final scheduled payment to SVB under the loan and security agreement including the final payment fee.

7. Stockholders’ Equity (Deficit)

Redeemable Convertible Preferred Stock

Prior to its conversion to common stock in December 2020, the Company’s redeemable convertible preferred stock was classified as mezzanine equity on the Company’s balance sheets as the shares are contingently redeemable upon a deemed liquidation such as a change in control and in that event, there is no guarantee that all stockholders would be entitled to receive the same form of consideration. No accretion to redemption value was recorded during the six months ended June 30, 2020 as a deemed liquidation event was not considered probable.

In March 2020, the Company issued 14,701,054 shares of its Series B redeemable convertible preferred stock, including 4,673,388 shares issued upon conversion of then outstanding convertible notes and accrued interest, and 10,027,666 shares issued for cash at a purchase price of $2.16 per share, resulting in gross proceeds of $21.5 million. The Series B purchase agreement provided that the Company would issue, and the Series B holders would purchase, an additional 21,732,862 shares of the Company’s Series B redeemable convertible preferred stock across two tranches for aggregate proceeds of $46.9 million in the event that certain agreed upon milestones were achieved or the preferred majority approved their closing. The Series B tranches did not meet the definition of freestanding instruments or the definition of derivatives, therefore, they were not accounted for separately or bifurcated.

On July 1, 2020, the Company issued 10,669,834 shares of its Series B redeemable convertible preferred stock for cash at a purchase price of $2.16 per share, resulting in gross proceeds of $23.0 million. Proceeds received in advance of the July 1, 2020 issuance of Series B redeemable convertible preferred stock totaled $12.0 million. Given the noncancelable nature of the Series B issuance on July 1, 2020 and in light of the call exercise notice mailed by the Company 20 days prior, the proceeds received in June 2020 were recorded as mezzanine equity at June 30, 2020 despite the related shares not becoming legally issued and outstanding until July 1, 2020.

Common Stock

The Company has reserved shares of common stock for the following potential future issuances:

	June 30,	December 31,
	2021	2020
Shares underlying outstanding equity awards	6,467,507	6,316,569
Shares available for future equity award grants	2,930,614	1,506,806
Shares underlying early exercised equity awards	35,287	100,263
Shares underlying ESPP withholdings	—	4,393
Total	9,433,408	7,928,031

8. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expense	$2,079	$73	$4,004	104
General and administrative expense	2,651	55	$5,011	71
Total stock-based compensation expense	$4,730	$128	$9,015	175

As of June 30, 2021, the total unrecognized stock-based compensation expense was $60.4 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.86 years.

Stock Option Awards

As of June 30, 2021, the Company’s equity incentive plans authorized a total of 9,564,798 shares, of which 2,930,614 shares are available for future grant, and 6,467,507 shares are outstanding. Not included in the outstanding option balance are 35,287 shares pursuant to stock options that were early exercised and subject to repurchase under the 2016 Plan that remain unvested as of June 30, 2021.

A summary of the Company’s stock option activity for the six months ended June 30, 2021 is as follows (in thousands, except share and per share data and years):

	Stock Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	6,316,569	$10.93	9.5	$223,647
Granted	328,873	39.02
Exercised	(165,331)	2.86		4,634
Cancelled	(12,604)	13.81
Balance at June 30, 2021	6,467,507	12.56	9.04	121,425
Vested at June 30, 2021	1,156,286	8.00	8.60	26,546

The total fair value of shares vested during the six months ended June 30, 2021 and 2020 was $7.4 million and $0.1 million, respectively. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at June 30, 2021. The weighted-average grant date fair value per share of option grants for the six months ended June 30, 2021 and 2020 was $26.69 and $0.38, respectively.

The grant date fair value of stock options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020
Expected term (in years)	5.9	6.0
Expected volatility	81%	80%
Risk-free interest rate	0.97%	0.51%
Expected dividend yield	—	—

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

11. Employee Benefit Plans

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

12. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2021	2020
Redeemable convertible preferred stock	—	8,191,580
Common stock options	6,467,507	2,349,183
Unvested common stock	35,287	134,518
Common stock warrants	—	9,154
Total potentially dilutive shares	6,502,794	10,684,435

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

Overview

We are a clinical-stage biopharmaceutical company with one product candidate in a Phase 1/1b clinical trial, and we are focused on leveraging our proprietary ImmunoTAC technology platform to develop systemically delivered, tissue targeted therapeutics for the treatment of cancer, chronic viral infections, and other serious diseases. Our platform enables us to strategically pair proprietary linker-payloads that modulate key disease-modifying pathways with monoclonal antibodies directed to specific disease sites. Initially, we are applying our platform to create a new class of targeted immuno-oncology agents that direct a myeloid cell activator to the tumor microenvironment in solid tumors to promote cancer cell killing. Our lead product candidate, SBT6050, is comprised of a TLR8 agonist linker-payload conjugated to a HER2-directed monoclonal antibody that targets tumors such as certain breast, gastric and non-small cell lung cancers. SBT6050 is currently being evaluated in a Phase 1/1b clinical trial as a monotherapy and in combination with pembrolizumab, in patients with advanced or metastatic HER2-expressing solid tumors. In this trial, we have observed changes in pharmacodynamic markers in the first monotherapy dose cohort, and we anticipate providing an interim update in the third quarter at the European Society for Medical Oncology 2021 Annual Meeting. SBT6290, our second product candidate, expands on the potential of a TLR8 agonist as a payload. SBT6290 is a TLR8 linker-payload conjugated to a monoclonal antibody that targets Nectin4, which is expressed in certain bladder, triple negative breast, head and neck, and non-small cell lung cancers. We anticipate submitting an investigational new drug application for SBT6290 in the fourth quarter of 2021. Our third program, SBT8230, is comprised of a TLR8 linker-payload conjugated to an ASGR1 monoclonal antibody that is under development for the treatment of chronic hepatitis B virus infection. We are also developing agents that localize therapies to modulate important pathways in additional oncology and fibrosis indications using TLR8 and other linker-payloads.

Our ImmunoTAC platform drives our development pipeline of tissue targeted therapeutic candidates as summarized in the chart below:

We have incurred significant operating losses since our inception. As of June 30, 2021, we had an accumulated deficit of $140.1 million. Our net losses were $24.5 million and $6.5 million for the three months ended June 30, 2021 and 2020, respectively. Our net losses were $43.4 million and $11.7 million for the six months ended June 30, 2021 and 2020, respectively. Our losses have resulted primarily from costs incurred in connection with raising capital, research and development activities and general and administrative expenses. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise.

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

Recent Developments

In July 2021, we announced a clinical supply agreement with Regeneron Pharmaceuticals, Inc. to evaluate SBT6050 in combination with Libtayo® (cemiplimab), a PD-1 inhibitor. Under the terms of the agreement, we will expand the ongoing Phase 1/1b trial to evaluate the combination of SBT6050 and Libtayo® in tumor-specific dose expansion cohorts, initially in HER2-expressing non-small cell lung and gastric cancer.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
		(in thousands)
Operating expenses:
Research and development	$17,749	$5,126	$12,623	246%
General and administrative	6,762	1,337	5,425	406
Total operating expenses	24,511	6,463	18,048	279
Loss from operations	(24,511)	(6,463)	(18,048)	279
Interest income (expense), net	15	(4)	19	*
Net loss and comprehensive loss	$(24,496)	$(6,467)	$(18,029)	279%

* Not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
		(in thousands)
Direct costs:
SBT6050	$4,174	$940	$3,234	344%
Preclinical programs	6,119	1,150	4,969	432
Total direct costs	10,293	2,090	8,203	392
Indirect costs:
Personnel-related expenses, including stock-based compensation	5,768	1,985	3,783	191
Facility and equipment related expenses	745	580	165	28
Other unallocated research and development expenses	943	471	472	100
Total research and development expenses	$17,749	$5,126	$12,623	246%

Research and development expenses were $17.7 million and $5.1 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $12.6 million was due primarily to an increase in preclinical programs of $5.0 million as we continued to advance certain pipeline programs, including SBT6290 and SBT8230, through preclinical development. The increase was also due to an increase of $3.2 million in direct costs related to the development of SBT6050. The increase was also due to increases in personnel-related expenses of $3.8 million, facility and equipment related and other unallocated research and development expenses of $0.6 million.

General and Administrative Expenses

General and administrative expenses were $6.8 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $5.4 million was due primarily to an increase of $3.6 million in personnel-related expenses due to increased headcount during the period, including new executives, as well as increases in salaries, bonuses, stock-based compensation, and recruiting expenses. To a lesser extent, the increase in general and administrative expenses was due to an increase in legal fees of $0.5 million, professional fees of $0.4 million, and $0.9 million in other various general and administrative expenses as we now operate as a public company.

Interest Income (Expense), Net

Interest income (expense), net was $15,000 and $(4,000) for the three months ended June 30, 2021 and 2020, respectively. The change of $19,000 was primarily due to a decrease in principal on our notes payable and an increase in our cash balance.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
		(in thousands)
Operating expenses:
Research and development	$29,988	$9,540	$20,448	214%
General and administrative	13,408	2,165	11,243	519
Total operating expenses	43,396	11,705	31,691	271
Loss from operations	(43,396)	(11,705)	(31,691)	271
Interest income (expense), net	33	(41)	74	*
Net loss and comprehensive loss	$(43,363)	$(11,746)	$(31,617)	269%

* Not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
		(in thousands)
Direct costs:
SBT6050	$6,400	$2,087	$4,313	207%
Preclinical programs	9,823	1,682	8,141	484
Total direct costs	16,223	3,769	12,454	330
Indirect costs:
Personnel-related expenses, including stock-based compensation	10,463	3,811	6,652	175
Facility and equipment related expenses	1,627	1,142	485	42
Other unallocated research and development expenses	1,675	818	857	105
Total research and development expenses	$29,988	$9,540	$20,448	214%

Research and development expenses were $30.0 million and $9.5 million for the six months ended June 30, 2021 and 2020,

respectively. The increase of $20.4 million was due primarily to an increase in preclinical programs of $8.1 million as we continued to advance certain pipeline programs, including SBT6290 and SBT8230, through preclinical development. The increase was also due to an increase of $4.3 million in direct costs related to the development of SBT6050. The increase was also due to increases in personnel-related expenses of $6.7 million, and facility and equipment related expenses and other unallocated research and development expenses of $1.3 million.

General and Administrative Expenses

General and administrative expenses were $13.4 million and $2.2 million for the six months ended June 30, 2021 and 2020,

respectively. The increase of $11.2 million was due primarily to an increase of $7.5 million in personnel-related expenses due to increased headcount during the period, including new executives, as well as increases in salaries, bonuses, stock-based compensation, and recruiting expenses. To a lesser extent, the increase in general and administrative expenses was due to an increase in legal fees of $1.1 million, professional fees of $1.0 million, and $1.6 million in other various general and administrative expenses as we now operate as a public company.

Interest Income (Expense), Net

Interest income (expense), net was $33,000 and $(41,000) for the six months ended June 30, 2021 and 2020, respectively. The change of $74,000 was primarily due to a decrease in principal on our notes payable and an increase in our cash balance.

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

As of June 30, 2021, we had $360.0 million in cash, cash equivalents, and restricted cash. The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(26,336)	$(13,071)
Investing activities	(735)	(38)
Financing activities	191	33,248
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(26,880)	$20,139

Operating Activities

During the six months ended June 30, 2021, net cash used in operating activities was $26.3 million. This consisted primarily of a net loss of $43.4 million, partially offset by non-cash charges of $10.0 million and a decrease in our operating assets and liabilities of $7.1 million. The non-cash charges primarily consisted of stock-based compensation expense of $9.0 million, non-cash lease expense of $0.6 million, and depreciation expense of $0.4 million. The decrease in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $6.8 million, and a decrease in prepaid expenses and other assets of $0.7 million after adjusting for non-cash items. This decrease was partially offset by a decrease in our lease liability of $0.5 million.

During the six months ended June 30, 2020, net cash used in operating activities was $13.1 million. This consisted primarily of a net loss of $11.7 million and an increase in our operating assets and liabilities of $2.3 million, partially offset by non-cash charges of $1 million. The non-cash charges primarily consisted of non-cash lease expense of $0.5 million, depreciation expense of $0.3 million, and stock-based compensation expense of $0.2 million. The increase in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $1.6 million, a decrease in our lease liability of $0.4 million, and an increase in prepaid expenses and other assets of $0.3 million.

Investing Activities

During the six months ended June 30, 2021, cash used in investing activities was $0.7 million due to purchases of property and equipment.

During the six months ended June 30, 2020, cash used in investing activities was less than $0.1 million due to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2021, cash provided by financing activities was $0.2 million. This was primarily driven by proceeds from the exercise of common stock options and the employee stock purchase program of $1.0 million, which was partially offset by $0.8 million of principal payments on the term loan payable.

During the six months ended June 30, 2020, cash provided by financing activities was $33.2 million. This consisted primarily of $33.7 million of net proceeds from issuance of redeemable convertible preferred stock which includes $12.0 million in proceeds received in advance of the July 1, 2020 issuance of Series B redeemable convertible preferred stock. This increase was partially offset by $0.5 million of principal payments on the term loan payable.

Future Funding Requirements

We believe that our cash, cash equivalents, and restricted cash of $360.0 million at June 30, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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
•
the costs of any third-party products used in our combination clinical trials that are not covered by such third-party or other sources;
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

Contractual Obligations and Commitments

During the six months ended June 30, 2021, there have been no material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 29, 2021.

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

During the six months ended June 30, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 29, 2021 and Note 2 to our unaudited condensed financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies and a clinical trial for our lead program, engaging in manufacturing for our development programs, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have one product candidate in early clinical development and all of our other product candidates are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the six months ended June 30, 2021 and 2020, our net losses were $43.4 million and $11.7 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we succeed in commercializing one or more of our product candidates, we may never generate revenue that is significant or large enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown challenges. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

As of June 30, 2021, we had $360.0 million in cash, cash equivalents, and restricted cash. Based upon our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we believe that our existing cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
the outcome, timing, and costs of seeking FDA, European Medicines Agency (EMA) and any other regulatory approvals;
•
the costs of manufacturing our product candidates, in particular for clinical trials in preparation for marketing approval and in preparation for commercialization;
•
the costs of any third-party products used in our combination clinical trials that are not covered by such third-party or other sources;
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

Because we do not expect to generate revenue from product sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The impact of the COVID-19 pandemic on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses, or other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions, such as further limitations on our ability to incur additional debt, make capital expenditures or declare dividends.

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

The COVID-19 pandemic could continue to adversely impact our business, including our ongoing and planned clinical trials, supply chain, and business development activities. *

In December 2019, COVID-19, a novel strain of coronavirus, was first reported in Wuhan, China and has since become a global pandemic. The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the Unites States have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). For example, on March 23, 2020, the Office of the Governor issued Proclamation 20-25, ordering all individuals in the State of Washington to stay at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. As a result of the Washington state order, almost all of our non-lab based employees are currently telecommuting, which has impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 may negatively impact productivity and slow down or delay our ongoing and future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain and impair our ability to execute our business development strategy. In the event that government authorities were to enhance current restrictions, our employees who currently are not telecommuting may no longer be able to access our facilities, and our operations may be further limited or curtailed.

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

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, some of our clinical trial sites have slowed down or stopped further enrollment of new patients in clinical trials, denied access to site monitors and otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. Our ongoing or planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies. We and our CROs have also made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA, and may need to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

Preclinical and clinical development is a lengthy, expensive, and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials, including SBT6050, may not achieve favorable results in later clinical trials, if any, or receive marketing approval.

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
•
be sued; or
•
experience damage to our reputation.

Treatment of cancer patients with our oncology product candidates may be used in combination with other cancer drugs, such as other immuno-oncology agents, monoclonal antibodies or other protein-based drugs or small molecule anti-cancer agents such as targeted agents or chemotherapy, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. Additionally, our product candidates could potentially cause adverse events. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using. As described above, any of these events could prevent us from obtaining regulatory approval or achieving or maintaining market acceptance of our product candidates and impair our ability to commercialize our products. Because all of our product candidates are derived from our platform technologies, a clinical failure of one of our product candidates may also increase the actual or perceived likelihood that our other product candidates will experience similar failures.

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

In addition, the clinical trial requirements of the FDA, EMA and other regulatory agencies, such as in Australia and South Korea, and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated, patient withdrawal or adverse events. For example, we have an ongoing Phase 1/1b clinical trial for our lead product candidate, SBT6050, which could generate adverse events that may cause us to delay the trial or halt further development. As has been described with other immune agonists administered in the presence of anti-drug antibodies (ADAs) in preclinical species, anaphylaxis upon repeat intravenous dosing with SBT6050 was observed in animal models. While our product candidate in humans is administered by the subcutaneous route of administration, if similar adverse events were to manifest, that could adversely impact our enrollment.

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

Our TLR8 agonist containing product candidates, including SBT6050, activate dendritic cells among other innate immune cells. As a result, significant ADA generation could neutralize the effects of SBT6050 by reducing exposure. The development of ADAs could also trigger hypersensitivity reactions that manifest as serious adverse events. For example, as has been described with other immune agonists administered in the presence of ADAs in preclinical species, anaphylaxis upon repeat intravenous dosing with SBT6050 was observed. As a result, we have modified our dosing to subcutaneous; however, if patients experience adverse events, including anaphylaxis, our trials could be delayed or stopped and our development programs may be halted entirely if this is observed during clinical development. Even if ADAs are not detected in the early clinical trials, they may be detected after product launch and may significantly reduce the commercial potential or even result in the product being pulled from the market.

Even if our product candidates initially show promise in early clinical trials, the side effects of biological products are frequently only detectable after they are tested in larger, longer, and more extensive clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development or after approval and are determined to be attributed to our product candidate, we may be required to develop a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. Product-related side effects could also result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects or ADAs caused by such products, a number of potentially significant negative consequences could result, including:

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

Interim, topline and preliminary data from our clinical trials may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim, or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as patient enrollment and treatment continues and more patient data become available. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business prospects. We may also announce topline data following the completion of a preclinical study or clinical trial, which may be subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available.

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

If we are required by the FDA to obtain approval of a companion diagnostic in connection with approval of any of our product candidates, and we do not obtain or face delays in obtaining FDA approval of a diagnostic device or test, we will not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired.

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

Separately, in response to the global COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products, and to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020 the FDA resumed certain on-site inspections of domestic manufacturing facilities on a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Risks Related to Manufacturing, Commercialization and Reliance on Third Parties

We rely on third parties to conduct, supervise, and monitor our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects. *

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our preclinical studies, including GLP toxicology studies and ongoing Phase 1/1b clinical trial and any future clinical trials of our product candidates. Specifically, CROs that manage preclinical studies, GLP toxicology studies and our clinical studies as well as clinical investigators, and consultants play a significant role in the conduct of our preclinical studies and clinical trials and the subsequent collection and analysis of data. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of preclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GLP or GCP requirements, the data generated in our preclinical studies and clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical or clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. These risks are heightened as a result of the efforts of government agencies and the CROs themselves to limit the spread of COVID-19, including quarantines and shelter-in-place orders, which have also adversely impacted the supply chain for many research and clinical supplies. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

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

We contract with third parties for the manufacture and supply of certain of our product candidates for use in preclinical testing and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.

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

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, the Centers for Medicine and Medicaid Services (CMS) revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Hospital Outpatient Prospective Payment System, which may result in reduced Medicare payments.

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

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with will likely expect to be granted rights to publish data arising out of such collaboration and any joint research and development programs may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets through breach of our agreements with third parties, independent development, or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

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

Our product candidates may also require specific components to work effectively and efficiently, and rights to those components may be held by others. We may be unable to in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, which would harm our business. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

Risks Related to Our Business Operations

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2021, we had 76 employees which represents an increase of 53 employees since January 1, 2019. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Specifically, there are many companies pursuing a variety of approaches to TLR-directed therapies, including Ambrx, Apros Therapeutics, Ascendis, BioNTech, Bolt Biotherapeutics, Bristol Myers Squibb, Checkmate Pharmaceuticals, CureVac, Exicure, Galaderma, Gilead, Idera, Mologen, Nektar, Novartis, Primmune Therapeutics, Roche, Seven&Eight Biopharmaceuticals, Shanghai De Novo, Sumitomo Dainippon, Tallac Therapeutics, TriSalus, and UroGen. Other companies using antibody-drug conjugates to target innate immune receptors include Actym Therapeutics, Mersana, and Takeda Pharmaceuticals. Immunotherapy and validated pathway approaches are further being pursued by many smaller biotechnology companies as well as larger pharmaceutical companies. We also face competition from validated pathway therapy treatments offered by companies such as AstraZeneca, Byondis, Daiichi Sankyo, MacroGenics, Pieris, Puma, Seagen, Spectrum Pharmaceuticals, and Zymeworks. We also face competition from companies that continue to invest in innovation in the antibody-drug conjugate field, including but not limited to AbbVie, ADC Therapeutics, Astellas, BioAtla, Celldex, CytomX, Eli Lilly and Company, GlaxoSmithKline, Genmab, ImmunoGen, Millennium Pharmaceuticals, MorphoSys AG, Novartis, Pfizer, Sanofi, Seagen, and Sutro Biopharma.

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

Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors, and customers are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, transparency laws and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

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
•
the Health Insurance Portability and Accountability Act (HIPAA), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them, and their covered subcontractors, that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of such individually identifiable health information;
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

•
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

Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may charge for such product candidates. *

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.

In March 2010, the Affordable Care Act was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to

Medicare payments to providers of, on average, 2% per fiscal year through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless Congress takes additional action.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 2022. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Based on a recent executive order, it appears that the Biden administration will also pursue certain policy initiatives to reduce drug prices.

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
•
we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent application covering such intellectual property;
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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope, or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates. We cannot be certain that our product candidates and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. Third parties may assert infringement claims against us based on existing or future intellectual property rights. For example, we have identified certain third-party patents that may be asserted against us with respect to our lead product SBT6050. These patents may expire prior to commercial launch of SBT6050, if approved. We believe that the relevant claims of these third-party patents are likely invalid or unenforceable, and we may choose to challenge those patents, though the outcome of any challenge that we may initiate in the future is uncertain. We may also decide in the future to seek a license to those third-party patents, but we might not be able to do so on reasonable terms. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing candidate product or product. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing candidate product or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our investigational products or force us to cease some of our business operations, which could materially harm our business.

We may not be aware of patents that have already been issued and that a third-party, for example, a competitor in the fields in which we are developing our product candidates, might assert are infringed by our current or future product candidates, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates and other proprietary technologies we may develop, could be found to be infringed by our product candidate. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. The pharmaceutical and biotechnology industries have produced a considerable number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents, and there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operations. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

We may choose to challenge the enforceability or validity of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third-party’s patent in patent opposition proceedings in the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our product candidates or proprietary technologies.

If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing, or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, and could divert the time and attention of our technical personnel and management, cause development delays, and/or require us to develop non-infringing technology, which may not be possible on a cost-effective basis, any of which could materially harm our business. In the event of a successful claim of infringement against us, we may have to pay substantial monetary damages, including treble damages and attorneys’ fees for willful infringement, pay royalties and other fees, redesign our infringing drug or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the Leahy-Smith Act), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Further, because of a lower evidentiary standard in these USPTO post-grant proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third-party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third-party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of June 30, 2021, we had 34,998,372 outstanding shares of our common stock.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and stock price.

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

General Risk Factors

Our internal information technology systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates’ development programs, compromise sensitive information related to our business, or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in treasury money market accounts. Through June 30, 2021, we have used approximately $18.0 million of the net proceeds from our IPO. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on December 4, 2020.

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

SILVERBACK THERAPEUTICS, INC.

Date: August 12, 2021	By:	/s/ Laura Shawver

Laura Shawver

Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Jonathan Piazza

Jonathan Piazza

Chief Financial Officer (Principal Financial Officer)