Form 10-Q
period 2021-09-30
Silverback Therapeutics, Inc.
filed 2021-11-10
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021 there were 35,076,083 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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

Unless the context otherwise indicates, references in this Quarterly Report to the terms “Silverback”, “the Company”, “we”, “our” and “us” refer to Silverback Therapeutics, Inc., and references to our “common stock” refers to our voting common stock.

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
•
Serious adverse events of our product candidates have been observed in our clinical trials, and other serious adverse events, undesirable side effects, or unexpected properties may be observed during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Silverback Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$300,660	$386,569
Prepaid expenses and other current assets	4,695	4,087
Total current assets	305,355	390,656
Investments	39,938	—
Restricted cash	350	350
Right-of-use asset	5,011	2,180
Property and equipment, net	1,907	1,618
Total assets	$352,561	$394,804
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,720	$2,583
Accrued expenses	12,537	5,278
Term loan payable, net	—	844
Current portion of lease liability	1,090	896
Total current liabilities	15,347	9,601
Lease liability, net of current portion	5,080	2,326
Total liabilities	20,427	11,927
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.0001 par value per share; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020, 35,067,751 and 34,801,537 shares issued and 35,037,136 and 34,701,274 shares outstanding at September 30, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	494,916	479,608
Accumulated other comprehensive loss	(34)	—
Accumulated deficit	(162,752)	(96,734)
Total stockholders’ equity	332,134	382,877
Total liabilities, and stockholders’ equity	$352,561	$394,804

The accompanying notes are an integral part of these unaudited condensed financial statements.

Silverback Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$15,641	$6,200	45,630	$15,740
General and administrative	7,040	1,912	20,447	4,077
Total operating expenses	22,681	8,112	66,077	19,817
Loss from operations	(22,681)	(8,112)	(66,077)	(19,817)
Interest income (expense), net	26	(4)	59	(45)
Net loss	$(22,655)	$(8,116)	(66,018)	$(19,862)
Unrealized loss on available-for-sale securities	(34)	—	(34)	—
Comprehensive loss attributable to common stockholders	$(22,689)	$(8,116)	(66,052)	$(19,862)
Net loss per share applicable to common stockholders, basic and diluted	$(0.65)	$(11.97)	$(1.89)	$(29.53)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	35,001,466	678,048	34,884,656	672,531

The accompanying notes are an integral part of these unaudited condensed financial statements.

Silverback Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance as of December 31, 2020	—	$—	34,701,274	$3	$479,608	$—	$(96,734)	$382,877
Exercise of common stock options and vesting of early exercised common stock options	—	—	125,930	—	254	—	—	254
Stock-based compensation	—	—	—	—	4,285	—	—	4,285
Net loss and comprehensive loss	—	—	—	—	—	—	(18,867)	(18,867)
Balance as of March 31, 2021	—	$—	34,827,204	$3	$484,147	$—	$(115,601)	$368,549
Exercise of common stock options, shares issued under the employee stock purchase plan, and vesting of early exercised common stock options	—	—	135,881	1	866	—	—	867
Stock-based compensation	—	—	—	—	4,730	—	—	4,730
Net loss and comprehensive loss	—	—	—	—	—	—	(24,496)	(24,496)
Balance as of June 30, 2021	—	$—	34,963,085	$4	$489,743	$—	$(140,097)	$349,650
Exercise of common stock options and vesting of early exercised common stock options	—	—	74,051	—	154	—	—	154
Stock-based compensation	—	—	—	—	5,019	—	—	5,019
Net loss and comprehensive loss	—	—	—	—	—	(34)	(22,655)	(22,689)
Balance as of September 30, 2021	—	$—	35,037,136	$4	$494,916	$(34)	$(162,752)	$332,134

The accompanying notes are an integral part of these unaudited condensed financial statements

Silverback Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’ 'Equity
	Shares	Amount	Shares	Amount	Capital	Comprehensive Income	Deficit	(Deficit)
Balance as of December 31, 2019	15,714,283	$53,174	664,431	$—	$5,010	$—	$(63,787)	$(58,777)
Issuance of Series B redeemable convertible preferred stock for cash, net of $76 in issuance costs (Note 7)	10,027,666	21,458	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock upon conversion of convertible notes	4,673,388	10,095	—	—	—	—	—	—
Exercise of common stock options and vesting of early exercised common stock options	—	—	5,350	—	6	—	—	6
Stock-based compensation	—	—	—	—	47	—	—	47
Net loss and comprehensive loss	—	—	—	—	—	—	(5,279)	(5,279)
Balance as of March 31, 2020	30,415,337	$84,727	669,781	$—	$5,063	$—	$(69,066)	$(64,003)
Proceeds received in advance of issuance of Series B redeemable convertible preferred stock (Note 7)	—	12,048	—	—	—	—	—	—
Exercise of common stock options and vesting of early exercised common stock options	—	—	1,843	—	2	—	—	2
Stock-based compensation	—	—	—	—	128	—	—	128
Net Loss and comprehensive income	—	—	—	—	—	—	(6,467)	(6,467)
Balance as of June 30, 2020	30,415,337	$96,775	671,624	$—	$5,193	$—	$(75,533)	$(70,340)
Issuance of Series B convertible preferred stock for cash (Note 7)	21,732,862	34,895	—	—	—	—	—	—
Issuance of Series C convertible preferred stock for cash, net of $53 in issuance cost (Note 7)	24,926,685	84,897	—	—	—	—	—	—
Exercise of common stock options and vesting of early exercised common stock options	—	—	12,754	—	16	—	—	16
Stock-based compensation	—	—	—	—	191	—	—	191
Net loss and comprehensive loss	—	—	—	—	—	—	(8,116)	(8,116)
Balance as of September 30, 2020	77,074,884	$216,567	684,378	$—	$5,400	$—	$(83,649)	$(78,249)

The accompanying notes are an integral part of these unaudited condensed financial statements

Silverback Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(66,018)	$(19,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	596	448
Stock-based compensation	14,034	366
Non-cash lease expense	903	797
Amortization of debt issuance costs	2	28
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(608)	(313)
Accounts payable and accrued expenses	6,422	(914)
Lease liability	(786)	(650)
Net cash used in operating activities	(45,455)	(20,100)
Cash flows from investing activities:
Purchases of available-for-sale securities	(39,971)	—
Purchase of property and equipment	(822)	(670)
Net cash used in investing activities	(40,793)	(670)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	153,401
Principal payments on term loan payable	(846)	(467)
Proceeds from exercise of common stock options and employee stock purchase plan	1,185	177
Net cash provided by financing activities	339	153,111
Change in cash, cash equivalents, and restricted cash	(85,909)	132,341
Cash, cash equivalents, and restricted cash at beginning of period	386,919	10,526
Cash, cash equivalents, and restricted cash at end of period	$301,010	$142,867
Supplemental disclosure of cash flow information:
Right-of-use assets and lease liabilities recognized	$3,733	$—
Deferred offering costs included in accounts payable and accrued liabilities	$—	$1,020
Issuance of Series B redeemable convertible preferred stock upon conversion of convertible notes	$—	$10,095

The accompanying notes are an integral part of these unaudited condensed financial statements.

Silverback Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

1. Nature of Business

Silverback Therapeutics, Inc. (“Silverback” or “the Company”) is a clinical-stage biopharmaceutical company focused on leveraging its proprietary ImmunoTAC technology platform to develop systemically delivered and tissue targeted therapeutics for the treatment of cancer, chronic viral infections, and other serious diseases. The Company’s platform enables it to strategically pair proprietary linker-payloads that modulate key disease-modifying pathways with monoclonal antibodies directed at specific disease sites. The Company was formed in Seattle, Washington and incorporated in the state of Delaware on January 4, 2016.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses since its inception and had an accumulated deficit of $162.8 million as of September 30, 2021. The Company had cash, cash equivalents, restricted cash, and investments of $340.9 million as of September 30, 2021 and has not generated positive cash flows from operations. To date, the Company has funded its operations primarily through the issuance of redeemable convertible preferred stock, convertible notes, and the sale of common stock in connection with the IPO. The Company’s currently available cash, cash equivalents, restricted cash, and investments as of September 30, 2021 are sufficient to meet its anticipated cash requirements for the 12 months following the date the financial statements are issued. Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least 12 months from the date the financial statements are issued.

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

Unaudited Interim Condensed Financial Statements

The accompanying condensed balance sheet as of September 30, 2021, the condensed statements of operations and comprehensive loss and condensed statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and the condensed statements of cash flows for the nine months ended September 30, 2021 and 2020, are unaudited. The balance sheet as of December 31, 2020 was derived from the audited financial statements as of and for the year ended December 31, 2020. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021, the condensed results of its operations for the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the nine months ended September 30, 2021 and 2020 are also unaudited. The condensed results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period.

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

Fair Value of Financial Instruments

Cash and cash equivalents, restricted cash, and investments are carried at fair value. Accounts payable and accrued expenses are carried at cost, which approximates fair value given their short-term nature. The term loan payable is carried at cost, which approximates fair value as its effective interest rate approximates current market rates.

Cash and Cash Equivalents

Cash equivalents are comprised of short-term, highly-liquid investments with maturities of 90 days or less at the date of purchase. At September 30, 2021 and December 31, 2020, the Company’s cash equivalents consisted of money market funds.

Restricted Cash

Restricted cash consists of a deposit securing a collateral letter of credit issued in connection with the Company’s facility operating lease.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed balance sheets that sum to the amounts shown in the condensed statements of cash flows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$300,660	$386,569
Restricted cash	350	350
Total cash and cash equivalents and restricted cash	$301,010	$386,919

Investments

The Company invests excess cash in investment grade intermediate-term fixed income securities. These investments are included in long-term investments on the condensed balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive loss. Realized gains and losses on the sale of these securities are recognized in net loss.

The Company periodically evaluates whether declines in fair values of its investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any investment before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the investments, duration and severity of the decline in value, and the Company's strategy and intentions for holding the investment.

Concentrations of Credit Risk

The Company is subject to credit risk from holding its cash and cash equivalents at a limited number of commercial banks. The Company limits its exposure to credit losses by investing in money market funds through a U.S. bank with high credit ratings and U.S. Treasury securities. Cash may consist of deposits held with banks that may at times exceed federally insured limits, however, exposure to credit risk in the event of default by the financial institution is limited to the extent of amounts recorded on the balance sheets. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Leases

Leases consist of the Company’s operating leases. In accordance with ASC 842, Leases, the Company determines if an arrangement is a lease at inception and evaluates each lease agreement to determine whether the lease is an operating or finance lease. For leases where the Company is the lessee, right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Operating lease ROU assets also include any prepaid lease payments, lease incentives received, and costs which will be incurred in exiting a lease.

The Company’s leases include options to extend or terminate the leases. Periods covered by an option to extend a lease are included in the lease term when it is reasonably certain that the Company will exercise that option. Periods covered by an option to terminate a lease are included in the lease term when it is reasonably certain that the Company will not exercise that option.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company presents one continuous Statement of Operations and Comprehensive Loss. The Company’s comprehensive loss includes unrealized gains and losses on investments.

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

Level 3: Unobservable inputs that are supported by little or no market activity.

The following table identifies the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

September 30, 2021	Level	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds	1	$300,660	$—	$—	$300,660
Long-term investments - U.S. Treasury securities	1	39,971	—	34	39,937
Total		340,631	—	34	340,597
December 31, 2020
Money market funds	1	$386,369	$—	$—	$386,369

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the periods presented.

The Company’s long-term investments portfolio contains investments in U.S. Treasury securities that have an effective maturity date that is more than one year, but less than two years, from the respective balance sheet date. The Company evaluated its investments for other-than-temporary impairment and considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. For the investments, it is not more-likely-than-not that the Company will be required to sell the investments, and the Company does not intend to do so prior to the recovery of the amortized cost basis.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Research and development expenses	$8,638	$2,063
Employee compensation and benefits	3,279	2,634
Professional services and other	620	581
Total accrued expenses	$12,537	$5,278

5. Leases

The Company leases office and laboratory space in Seattle, Washington. The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease expense
Operating lease expense	$402	$347	$1,096	$1,041
Variable lease expense	121	119	333	299
Total lease expense	523	466	1,429	1,340
Operating cash outflows from operating leases	$499	$396	$1,333	$1,183

On July 1, 2021, the Company entered into a sublease agreement for additional office space in Seattle, Washington. The commencement date of the sublease was August 1, 2021. The contractual term of the sublease is two years with an option to extend for one additional year and an option to terminate after one year subject to a termination fee. The annual minimum rent payable by the Company under the sublease is $0.3 million annually. The ROU asset obtained in exchange for the new operating lease liability is $0.6 million.

Other information related to the Company’s operating leases as of September 30, 2021 was as follows:

Weighted-average remaining lease term (in years)	4.7
Weighted-average discount rate	7.5%

During the three months ended September 30, 2021, there was a change in the expected lease term of the Company’s Seattle, Washington headquarters, whereby the Company became reasonably certain that it will not exercise its option to terminate the lease. As a result, the ROU asset and lease liability were remeasured using the present value of the remaining lease payments. The re-measurement resulted in an addition to the ROU asset and lease liability of $3.1 million. The change in the expected lease term has no effect on the classification of the lease.

Future minimum commitments due under the operating lease agreements as of September 30, 2021 are as follows (in thousands):

Years Ending December 31,	Amount
2021 (remaining 3 months)	$268
2022	1,615
2023	1,513
2024	1,348
2025	1,389
Thereafter	1,186
Total undiscounted lease payments	7,319
Present value adjustment	(1,149)
Total present value of lease payments	$6,170

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

7. Stockholders’ Equity (Deficit)

Redeemable Convertible Preferred Stock

Prior to its conversion to common stock in December 2020, the Company’s redeemable convertible preferred stock was classified as mezzanine equity on the Company’s balance sheets as the shares are contingently redeemable upon a deemed liquidation such as a change in control and in that event, there is no guarantee that all stockholders would be entitled to receive the same form of consideration. No accretion to redemption value was recorded during the nine months ended September 30, 2020 as a deemed liquidation event was not considered probable.

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

In September 2020, the Company issued 11,063,028 additional shares of its Series B redeemable convertible preferred stock for cash at a purchase price of $2.16 per share, resulting in gross proceeds of $23.9 million, and 24,926,685 shares of its Series C redeemable convertible preferred stock for cash at a purchase price of $3.41 per share, resulting in gross proceeds of $84.9 million. The Series C purchase agreement did not contain any embedded features that meet the definition of freestanding instruments or the definition of derivatives, therefore, they were not accounted for separately or bifurcated.

Common Stock

The Company has reserved shares of common stock for the following potential future issuances:

	September 30, 2021	December 31, 2020
Shares underlying outstanding equity awards	6,451,285	6,316,569
Shares available for future equity award grants	2,877,457	1,506,806
Shares underlying early exercised equity awards	30,615	100,263
Shares underlying ESPP withholdings	22,668	4,393
Total	9,382,025	7,928,031

8. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$2,144	$87	$6,147	191
General and administrative expense	2,875	104	$7,887	175
Total stock-based compensation expense	$5,019	$191	$14,034	$366

As of September 30, 2021, the total unrecognized stock-based compensation expense was $56.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.66 years.

Stock Option Awards

As of September 30, 2021, the Company’s equity incentive plans authorized a total of 9,564,798 shares, of which 2,877,457 shares are available for future grant, and 6,451,285 shares are outstanding. Not included in the outstanding option balance are 30,615 shares pursuant to stock options that were early exercised and subject to repurchase under the Company's 2016 Equity Incentive Plan that remain unvested as of September 30, 2021.

A summary of the Company’s stock option activity for the nine months ended September 30, 2021 is as follows (in thousands, except share and per share data and years):

	Stock Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	6,316,569	$10.93	9.5	$223,647
Granted	436,773	36.64
Exercised	(234,710)	2.65		1,721
Cancelled	(67,347)	19.61
Balance at September 30, 2021	6,451,285	12.88	8.83	21,707
Vested at September 30, 2021	1,549,117	8.83	8.48	7,670

The total fair value of shares vested during the nine months ended September 30, 2021 and 2020 was $11.7 million and $0.2 million, respectively. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at September 30, 2021. The weighted-average grant date fair value per share of option grants for the nine months ended September 30, 2021 and 2020 was $24.92 and $1.47, respectively.

The grant date fair value of stock options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2021	2020
Expected term (in years)	5.9	6.0
Expected volatility	80%	80%
Risk-free interest rate	0.94%	0.51%
Expected dividend yield	—	—

The fair value of stock options was determined using the Black-Scholes option-pricing model and the assumptions below. Each of these inputs is subjective and generally requires significant judgement.

Fair Value of Common Stock. The grant date fair market value of the shares of common stock underlying stock options is determined by the Company’s board of directors. Following the closing of the Company’s IPO, the fair market value of the Company's common stock is based on its closing price as reported on the date of grant on the primary stock exchange on which the Company’s common stock is traded. Prior to the Company’s IPO, because there was no public market for the Company’s common stock, the board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which included contemporaneous valuations performed by an independent third-party, the Company’s results of operations and financial position, including its levels of available capital resources, its stage of development and material risks related to the Company’s business, progress of the Company’s research and development activities, the Company’s business conditions and projections, the lack of marketability of the Company’s common stock and preferred stock as a private company, the prices at which the Company sold shares of its redeemable convertible preferred stock to outside investors in arms-length transactions, the rights, preferences and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock, the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry, the likelihood of achieving a liquidity event for the Company’s securityholders, such as an IPO or a sale of the company, given prevailing market conditions, the hiring of key personnel and the experience of management, trends and developments in the Company’s industry and external market conditions affecting the life sciences and biotechnology industry sectors.

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

Indemnifications

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless, and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions or related to any indemnification agreements. The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

COVID-19

The global COVID-19 pandemic continues to rapidly evolve, and management continue to monitor the situation closely. The extent of the impact of COVID-19 on the Company’s business, operations and clinical development and manufacturing timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s clinical trial enrollment, trial sites, CROs, third-party manufacturers, supply chains necessary for research and development and manufacturing, and other third parties with whom the Company does business, as well as its impact on regulatory authorities and the Company’s key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, management is conducting business as usual, with necessary or advisable modifications to employee travel and some of the Company’s non-lab based employees working remotely. Management will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter Company operations, including those that may be required by federal, state or local authorities, or that management determines are in the best interests of the Company’s employees and other third parties with whom the Company does business. At this point, the extent to which the COVID-19 pandemic may affect the Company’s business, operations and clinical development timelines and plans, including the resulting impact on Company expenditures and capital needs, remains uncertain and is subject to change.

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

12. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	As of September 30,
	2021	2020
Redeemable convertible preferred stock	—	20,758,098
Common stock options	6,451,285	2,468,163
Unvested common stock	30,615	124,233
Common stock warrants	—	9,154
ESPP withholdings	22,668	—
Total potentially dilutive shares	6,504,568	23,359,648

13. Subsequent Events

On November 5, 2021, a securities class action complaint was filed against the Company and certain of the Company's officers and directors in the U.S. District for the Western District of Washington, captioned Dresner v. Silverback Therapeutics, Inc., et al., Case No. 2:21-cv-01499. The complaint alleges that between December 3, 2020 and September 10, 2021, the Company and certain of the Company's officers and directors violated (1) Sections 11 and 15 of the Securities Act; and (2) Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, by making allegedly false and misleading statements in various SEC filings and press releases regarding the clinical and commercial prospects of the Company's lead product candidate, SBT6050. The complaint seeks unspecified damages and interest, as well as attorneys’ fees and other costs. The Company and the other defendants have not yet filed a response to the complaint, and do not anticipate doing so until after the court’s appointment of lead plaintiff and counsel, as well as the filing of an amended complaint.

The Company cannot predict the outcome of this suit, and failure by the Company to obtain a favorable resolution could have a material adverse effect on its business, results of operations and financial condition. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of September 30, 2021.

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

Overview

We are a clinical-stage biopharmaceutical company with one product candidate in a Phase 1/1b clinical trial, and we are focused on leveraging our proprietary ImmunoTAC technology platform to develop systemically delivered, tissue targeted therapeutics for the treatment of cancer, chronic viral infections, and other serious diseases. Our platform enables us to strategically pair proprietary linker-payloads that modulate key disease-modifying pathways with monoclonal antibodies directed to specific disease sites. Initially, we are applying our platform to create a new class of targeted immuno-oncology agents that direct a myeloid cell activator to the tumor microenvironment in solid tumors to promote cancer cell killing. Our lead product candidate, SBT6050, is comprised of a TLR8 agonist linker-payload conjugated to a HER2-directed monoclonal antibody that targets HER2-expressing solid tumors, such as certain breast, gastric and non-small cell lung cancers. SBT6050 is currently being evaluated in a Phase 1/1b clinical trial as a monotherapy and in combination with pembrolizumab, in patients with advanced or metastatic HER2-expressing solid tumors. In September 2021, we presented interim clinical results from our ongoing Phase 1/1b study of SBT6050 with a data cut-off date of August 1, 2021, The interim update included data we believe are consistent with proof-of-mechanism through SBT6050’s ability to activate myeloid, T and NK cells, as well as evidence of SBT6050 payload localization in the tumor microenvironment, observed adverse events consistent with on-mechanism immune activation, and early signals of anti-tumor activity. Since the September 2021 update, we have selected a dose of 0.3 mg/kg for dose expansion in combination with Libtayo in gastroesophageal and non-small cell lung cancer which we anticipate will initiate in the fourth quarter of 2021. We also anticipate initiating a Phase 1/2 study in the first quarter of 2022, in which SBT6050 is combined with trastuzumab deruxtecan (T-DXd) or trastuzumab and tucatinib with or without capecitabine in patients with HER2-expressing or HER2-amplified breast, gastroesophageal, and non-small cell lung cancers. SBT6290, our second product candidate, expands on the potential of a TLR8 agonist as a payload. SBT6290 is a TLR8 linker-payload conjugated to a monoclonal antibody that targets Nectin4, which is expressed in certain bladder, triple negative breast, head and neck, and non-small cell lung cancers. We submitted an investigational new drug application for SBT6290 in the fourth quarter of 2021, and we anticipate beginning clinical development in the first quarter of 2022. Our third program, SBT8230, is comprised of a TLR8 linker-payload conjugated to an ASGR1 monoclonal antibody that is under development for the treatment of chronic hepatitis B virus infection. We will be presenting a preclinical update on this program at the American Association for the Study of Liver Diseases (AASLD) meeting in the fourth quarter of 2021. We are also developing agents that localize therapies to modulate important pathways in additional oncology and fibrosis indications using TLR8 and other linker-payloads.

Our ImmunoTAC platform drives our development pipeline of tissue targeted therapeutic candidates as summarized in the chart below:

We have incurred significant operating losses since our inception. As of September 30, 2021, we had an accumulated deficit of $162.8 million. Our net losses were $22.7 million and $8.1 million for the three months ended September 30, 2021 and 2020, respectively. Our net losses were $66.0 million and $19.9 million for the nine months ended September 30, 2021 and 2020, respectively. Our losses have resulted primarily from costs incurred in connection with raising capital, research and development activities and general and administrative expenses. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise.

We expect our expenses will increase substantially and that we will continue to incur significant losses for the foreseeable future as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products, seek to expand our product pipeline, invest in our organization and technology platform, as well as incur expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors including the timing and scope of our preclinical studies and clinical trials. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses or other similar arrangements.

In December 2020, we completed our initial public offering in which we sold 13,225,000 shares of our common stock at $21.00 per share and received net proceeds, after underwriting discounts and offering costs, of $255.3 million. Further, in March, July, and September 2020, we raised net proceeds of $153.3 million from the sale of our redeemable convertible preferred stock.

Clinical Update on SBT6050 in Combination with Anti-PD-1 Therapy

We have selected 0.3 mg/kg as the SBT6050 dose for evaluation in combination with anti-PD-1 therapy in expansion cohorts. We are prioritizing our combination with Libtayo in non-small cell lung and gastroesophageal cancers and plan to initiate these expansion cohorts in the fourth quarter of 2021. As reported in the September 2021 interim update, at the 0.15 mg/kg and 0.3 mg/kg SBT6050 dose levels in combination with pembrolizumab, we observed induction of pharmacodynamic biomarkers indicative of myeloid, T, and NK cell activation, early signs of anti-tumor activity, and no dose limiting toxicities (DLTs).

At SBT6050 dose levels above 0.3 mg/kg in combination with pembrolizumab, DLTs were observed. Two patients dosed at 0.6 mg/kg each experienced a DLT, including hypotension and cytokine release syndrome (CRS). These adverse events resolved with supportive care and both patients continued treatment at a reduced dose. Two patients were subsequently enrolled at a dose level of 0.45 mg/kg plus pembrolizumab. The first patient tolerated the first dose well and remained on study. The second patient, a 75-year-old with metastatic gastric cancer and underlying conditions including diabetes, hyperlipidemia and anemia, experienced serious adverse events (SAEs) of CRS, hypoxia, and hypotension following the first dose. The patient received supportive care that included tocilizumab and vasopressors; however, the patient developed decreased cardiac function due to demand-related ischemia. The patient made the decision not to further escalate supportive care and subsequently passed away. The investigator reported that the cause of death was attributed to Grade 5 hypotension considered related to SBT6050. Patients currently enrolled in the pembrolizumab dose-escalation arm were dose-reduced to 0.3 mg/kg, as applicable.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including employee salaries, bonuses, benefits, and stock-based compensation, and recruiting costs for personnel in executive, finance, and other administrative functions. Other significant general and administrative expenses include legal fees relating to intellectual property and corporate matters, professional fees for accounting, tax and consulting services, insurance costs, travel expenses, and facility related expenses.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
	(in thousands)
Operating expenses:
Research and development	$15,641	$6,200	$9,441	152%
General and administrative	7,040	1,912	5,128	268
Total operating expenses	22,681	8,112	14,569	180
Loss from operations	(22,681)	(8,112)	(14,569)	180
Interest income (expense), net	26	(4)	30	*
Net loss	$(22,655)	$(8,116)	$(14,539)	179%

* Not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
	(in thousands)
Direct costs:
SBT6050	$4,741	$827	$3,914	473%
Preclinical programs	3,505	2,243	1,262	56
Total direct costs	8,246	3,070	5,176	169
Indirect costs:
Personnel-related expenses, including stock-based compensation	5,921	2,096	3,825	182
Facility and equipment related expenses	714	612	102	17
Other unallocated research and development expenses	760	422	338	80
Total research and development expenses	$15,641	$6,200	$9,441	152%

Research and development expenses were $15.6 million and $6.2 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $9.4 million was due primarily to an increase in direct costs related to the development of SBT6050 of $3.9 million. The increase was also due to an increase in preclinical programs of $1.3 million as we continued to advance certain pipeline programs, including SBT6290 and SBT8230, through preclinical development. The increase was also due to increases in personnel-related expenses of $3.8 million, and facility and equipment related and other unallocated research and development expenses of $0.4 million.

General and Administrative Expenses

General and administrative expenses were $7.0 million and $1.9 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $5.1 million was due primarily to an increase of $3.8 million in personnel-related expenses due to increased headcount during the period, including new executives, as well as increases in salaries, bonuses, stock-based compensation, and recruiting expenses. To a lesser extent, the increase in general and administrative expenses was due to an increase of $1.3 million in other various general and administrative expenses as we now operate as a public company.

Interest Income (Expense), Net

Interest income (expense), net was $26,000 and $(4,000) for the three months ended September 30, 2021 and 2020, respectively. The change of $30,000 was primarily due to a decrease in principal on our notes payable and an increase in our cash balance. Also contributing to the change was the investment in higher interest-bearing assets during the period.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
	(in thousands)
Operating expenses:
Research and development	$45,630	$15,740	$29,890	190%
General and administrative	20,447	4,077	16,370	402
Total operating expenses	66,077	19,817	46,260	233
Loss from operations	(66,077)	(19,817)	(46,260)	233
Interest income (expense), net	59	(45)	104	*
Net loss	$(66,018)	$(19,862)	$(46,156)	232%

* Not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
	(in thousands)
Direct costs:
SBT6050	$11,141	$2,914	$8,227	282%
Preclinical programs	13,328	3,925	9,403	240
Total direct costs	24,469	6,839	17,630	258
Indirect costs:
Personnel-related expenses, including stock-based compensation	16,383	5,907	10,476	177
Facility and equipment related expenses	2,341	1,754	587	33
Other unallocated research and development expenses	2,437	1,240	1,197	97
Total research and development expenses	$45,630	$15,740	$29,890	190%

Research and development expenses were $45.6 million and $15.7 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $29.9 million was due primarily to an increase in preclinical programs of $9.4 million as we continued to advance certain pipeline programs, including SBT6290 and SBT8230, through preclinical development. The increase was also due to an increase of $8.2 million in direct costs related to the development of SBT6050. The increase was also due to increases in personnel-related expenses of $10.5 million, and facility and equipment related expenses and other unallocated research and development expenses of $1.8 million.

General and Administrative Expenses

General and administrative expenses were $20.4 million and $4.1 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $16.4 million was due primarily to an increase of $11.3 million in personnel-related expenses due to increased headcount during the period, including new executives, as well as increases in salaries, bonuses, stock-based compensation, and recruiting expenses. To a lesser extent, the increase in general and administrative expenses was due to an increase in insurance expense of $2.1 million, legal fees of $1.3 million, professional fees of $1.1 million, and $0.6 million in other various general and administrative expenses as we now operate as a public company.

Interest Income (Expense), Net

Interest income (expense), net was $59,000 and $(45,000) for the nine months ended September 30, 2021 and 2020, respectively. The change of $104,000 was primarily due to a decrease in principal on our notes payable and an increase in our cash balance. Also contributing to the change was the investment in higher interest-bearing assets during the period.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Since our inception, we have funded our operations almost exclusively with proceeds from the sale and issuance of shares of our redeemable convertible preferred stock and common stock, and debt financings. We will need to raise substantial additional capital in the future.

As of September 30, 2021, we had $340.9 million in cash, cash equivalents, restricted cash, and investments. The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(45,455)	$(20,100)
Investing activities	(40,793)	(670)
Financing activities	339	153,111
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(85,909)	$132,341

Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was $45.5 million. This consisted primarily of a net loss of $66.0 million, partially offset by non-cash charges of $15.5 million and a decrease in our operating assets and liabilities of $5.0 million. The non-cash charges primarily consisted of stock-based compensation expense of $14.0 million, non-cash lease expense of $0.9 million, and depreciation expense of $0.6 million. The decrease in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $6.4 million. The decrease was partially offset by a decrease in lease liability of $0.8 million and an increase in prepaid expenses and other assets of $0.6 million.

During the nine months ended September 30, 2020, net cash used in operating activities was $20.1 million. This consisted primarily of a net loss of $19.9 million and an increase in our operating assets and liabilities of $1.9 million, partially offset by non-cash charges of $1.6 million. The non-cash charges primarily consisted of non-cash lease expense of $0.8 million, depreciation expense of $0.4 million, and stock-based compensation expense of $0.4 million. The increase in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $0.9 million after adjusting for non-cash items, a decrease in our lease liability of $0.7 million, and an increase in prepaid expenses and other assets of $0.3 million.

Investing Activities

During the nine months ended September 30, 2021, cash used in investing activities was $40.8 million. This consisted of purchases of investments of $40.0 million and purchases of property and equipment of $0.8 million.

During the nine months ended September 30, 2020, cash used in investing activities was less than $0.7 million due to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities was $0.3 million. This was primarily driven by proceeds from the exercise of common stock options and the employee stock purchase program of $1.2 million, which was partially offset by $0.8 million of principal payments on the term loan payable.

During the nine months ended September 30, 2020, cash provided by financing activities was $153.1 million. This consisted primarily of net proceeds received from the issuance of shares of our redeemable convertible preferred stock of $153.4 million and proceeds from the exercise of common stock options of $0.2 million, which were partially offset by principal payments on the term loan payable of $0.5 million.

Future Funding Requirements

We believe that our cash, cash equivalents, restricted cash, and investments of $340.9 million at September 30, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses or other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Contractual Obligations and Commitments

During the nine months ended September 30, 2021, there have been no material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 29, 2021.

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

During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 29, 2021 and Note 2 to our unaudited condensed financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a “smaller reporting company” as defined under Item 10(f)(1) of Regulation S-K of the Securities Act of 1933, as amended (the Securities Act).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On November 5, 2021, a securities class action complaint was filed against us and certain of our officers and directors in the U.S. District for the Western District of Washington, captioned Dresner v. Silverback Therapeutics, Inc., et al., Case No. 2:21-cv-01499. The complaint alleges that between December 3, 2020 and September 10, 2021, we and certain of our officers and directors violated (1) Sections 11 and 15 of the Securities Act; and (2) Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, by making allegedly false and misleading statements in various SEC filings and press releases regarding the clinical and commercial prospects of our lead product candidate, SBT6050. The complaint seeks unspecified damages and interest, as well as attorneys’ fees and other costs. The Company and the other defendants have not yet filed a response to the complaint, and do not anticipate doing so until after the court’s appointment of lead plaintiff and counsel, as well as the filing of an amended complaint.

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

Risks Related to Our Business and Industry

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies and a clinical trial for our lead program, engaging in manufacturing for our development programs, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have one product candidate in early clinical development and all of our other product candidates are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the nine months ended September 30, 2021 and 2020, our net losses were $66.0 million and $19.9 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of September 30, 2021, we had $340.9 million in cash, cash equivalents, restricted cash, and investments. Based upon our current operating plan, we estimate that our existing cash, cash equivalents, restricted cash, and investments will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. However, we believe that our existing cash, cash equivalents, restricted cash, and investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
the outcome, timing, and costs of seeking FDA, EMA and any other regulatory approvals;
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

Because we do not expect to generate revenue from product sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses or other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The impact of the COVID-19 pandemic on capital markets may affect the availability, amount and type of financing available to us in the future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, or other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions, such as further limitations on our ability to incur additional debt, make capital expenditures or declare dividends.

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

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, some of our clinical trial sites have slowed down or stopped further enrollment of new patients in clinical trials, and otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. Our ongoing or planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies. We and our CROs have also made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA, and may need to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

Preclinical and clinical development is a lengthy, expensive, and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials, including SBT6050, may not achieve favorable results in later clinical trials, if any, or receive marketing approval. *

The research and development of drugs and biological products is extremely risky. Only a small percentage of product candidates that enter the development process ever receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, can take many years to complete and its outcome is uncertain. We may face unforeseen challenges in our product candidate development strategy, and we can provide no assurances that we will ultimately be successful in our current and future clinical trials or that our product candidates will be able to receive regulatory approval. The results of preclinical studies and early clinical trials of our product candidates and other products, even those with the same or similar mechanisms of action, may not be predictive of the results of later-stage clinical trials. For example, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues when tested in humans despite promising results in preclinical animal models. In particular, while we have conducted preclinical studies of SBT6050, we do not know how SBT6050 will perform in the ongoing Phase 1/1b clinical trial or in future clinical trials, whether any initial tumor responses that may be observed will be durable or whether adverse events will arise over time. Future results of preclinical and clinical testing of our product candidates are also less certain due to the novel and relatively untested nature of our approach to TLR8 and related platform technologies. In general, clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

If the results of our clinical trials are inconclusive or if there are safety concerns or other adverse events associated with our product candidates, we may:

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
•
be sued; or
•
experience damage to our reputation.

Treatment of cancer patients with our oncology product candidates may be used in combination with other cancer drugs, such as other immuno-oncology agents, monoclonal antibodies or other protein-based drugs or small molecule anti-cancer agents such as targeted agents or chemotherapy, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. Additionally, our product candidates could potentially cause adverse events. For example, we have observed SAEs in our Phase 1/1b clinical trial of SBT6050, including but not limited to hypotension, cytokine release syndrome (CRS), and a patient death in our combination trial with pembrolizumab. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using. As described above, any of these events could prevent us from obtaining regulatory approval or achieving or maintaining market acceptance of our product candidates and impair our ability to commercialize our products. Because all of our product candidates are derived from our platform technologies, a clinical failure of one of our product candidates may also increase the actual or perceived likelihood that our other product candidates will experience similar failures.

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

The TLR field is also rapidly evolving and as competitors use or develop alternative TLR technologies, any failures of such technologies could adversely impact our programs. For example, companies are developing other TLR8, TLR7, TLR7/8 and TLR9 agonists, some of which are conjugated to monoclonal antibodies. Regardless of our belief that our approach to activating the innate immune system has advantages, issues encountered with other TLR programs will create a negative perception of or increase scrutiny for our technologies and product candidates.

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

Serious adverse events of our product candidates have been observed in our clinical trials, and other serious adverse events, undesirable side effects, or unexpected properties may be observed during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.*

To date, we have only tested SBT6050 in a limited number of patients with cancer and these clinical trial participants have only been observed for a limited period of time after dosing. As we continue developing our product candidates and initiate clinical trials of our additional product candidates, SAEs, undesirable side effects, relapse of disease, or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. For example, we have observed SAEs in our Phase 1/1b clinical trial of SBT6050, including but not limited to hypotension, CRS, and a patient death in our combination trial with pembrolizumab. Should we observe additional SAEs in our clinical trials or identify other undesirable side effects or other unexpected findings, depending on their severity, our trials could be delayed or even stopped and our development programs may be halted entirely.

Our TLR8 agonist containing product candidates, including SBT6050, activate dendritic cells among other innate immune cells. As a result, significant ADA generation could neutralize the effects of SBT6050 by reducing exposure. The development of ADAs could also trigger hypersensitivity reactions that manifest as SAEs. For example, as has been described with other immune agonists administered in the presence of ADAs in preclinical species, anaphylaxis upon repeat intravenous dosing with SBT6050 was observed. As a result, we have modified our dosing to subcutaneous; however, if patients experience adverse events, including anaphylaxis, our trials could be delayed or stopped and our development programs may be halted entirely if this is observed during clinical development. Even if ADAs are not detected in the early clinical trials, they may be detected after product launch and may significantly reduce the commercial potential or even result in the product being pulled from the market.

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

We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities. *

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Clinical trials are expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, we cannot begin our planned Phase 1 clinical trials for SBT6290, our Nectin4-targeted product candidate until we complete certain preclinical development and submit and receive authorization to proceed under INDs. We also dosed the first patient in a Phase 1/1b clinical trial for SBT6050 in July 2020 and cannot predict how our technology may work in solid tumor indications until we have completed dose-escalation and dose expansion. For example, we have observed SAEs in our Phase 1/1b clinical trial of SBT6050, including but not limited to hypotension, CRS, and a patient death in our combination trial with pembrolizumab. Finally, the COVID-19 pandemic has impacted clinical trials broadly, including our own with some sites pausing or slowing enrollment.

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
•
occurrence of SAEs associated with the product candidate that are viewed to outweigh its potential benefits or the discovery of other safety issues;
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

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or other SAEs associated with our product candidates, we may:

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
•
have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified REMS;
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

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our product candidates harms patients or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims. *

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Patients with cancer and other diseases targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. For example, we have observed SAEs in our Phase 1/1b clinical trial of SBT6050, including but not limited to hypotension, CRS, and a patient death in our combination trial with pembrolizumab. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2021, we had 83 employees which represents an increase of 27 employees since January 1, 2021. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Specifically, there are many companies pursuing a variety of approaches to TLR-directed therapies, including Ambrx, Apros Therapeutics, Ascendis, BioNTech, Bolt Biotherapeutics, Bristol Myers Squibb, Checkmate Pharmaceuticals, CureVac, Exicure, Galaderma, Gilead, Idera, Mologen, Nektar, Novartis, Primmune Therapeutics, Roche, Seven&Eight Biopharmaceuticals, Shanghai De Novo, Sumitomo Dainippon, Tallac Therapeutics, TriSalus, and UroGen. Other companies using antibody-drug conjugates to target innate immune receptors include Actym Therapeutics, Mersana, and Takeda Pharmaceuticals. Immunotherapy and validated pathway approaches are further being pursued by many smaller biotechnology companies as well as larger pharmaceutical companies. We also face competition from validated pathway therapy treatments offered by companies such as AstraZeneca, Byondis, Daiichi Sankyo, Klus Pharma, MacroGenics, Pieris, Puma, RemeGen, Seagen, Spectrum Pharmaceuticals, and Zymeworks. We also face competition from companies that continue to invest in innovation in the antibody-drug conjugate field, including but not limited to AbbVie, ADC Therapeutics, Astellas, BioAtla, Bicycle Therapeutics, Celldex, CytomX, Eli Lilly and Company, GlaxoSmithKline, Genmab, ImmunoGen, Millennium Pharmaceuticals, MorphoSys AG, Novartis, Pfizer, Sanofi, Seagen, and Sutro Biopharma.

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

Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors, and customers are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, transparency laws, privacy laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties. *

Although we do not currently have any products on the market, our operations may be, directly or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws, the Physician Payments Sunshine Act, and the Health Insurance Portability and Accountability Act (HIPAA), and their implementing regulations. Healthcare providers and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

In March 2010, the Affordable Care Act was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 2022. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process.

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

We may not be able to protect our intellectual property rights throughout the world. *

Patent protection is available on a national or regional level. Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive. As such, our intellectual property rights outside the United States may not extend to all other possible countries outside the United States and we may not be able to prevent third parties from practicing our inventions in countries outside the United States where we do not have patent protection, or from selling in and importing products into other jurisdictions made using our inventions in such countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products or technology and may export otherwise infringing products or technology to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Further, the legal systems of certain countries particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals or biologics, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any such lawsuits that we initiate and the damages and other remedies awarded, if any, may not be commercially meaningful. Similarly, if our trade secrets are disclosed in a foreign jurisdiction, competitors worldwide could have access to our proprietary information and we may be without satisfactory recourse. Such disclosure could have a material adverse effect on our business. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. We currently have and may in the future enter into more contract research and manufacturing relationships with organizations that operate in certain countries that are at heightened risk of theft of technology, data and intellectual property, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. In addition, certain developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties at nominal or no consideration. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third-party, which could materially diminish the value of those patents. In addition, many countries limit the enforceability of patents against government agencies or government contractors. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We may be subject to claims that we have wrongfully hired an employee from a competitor or that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties.

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

The price of our common stock could be subject to volatility related or unrelated to our operations.*

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immune-oncology companies. Stock prices of many immune-oncology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading prices for common stock of other biopharmaceutical companies have also been highly volatile as a result of the COVID-19 pandemic. In the past, stockholders have filed securities class action lawsuits following periods of market volatility. For example, following a decline in our stock price, a federal securities class action complaint was filed against us and certain of our officers and directors in the U.S. District for the Western District of Washington, captioned Dresner v. Silverback Therapeutics, Inc., et al., Case No. 2:21-cv-01499, which alleges violations of (i) Sections 11 and 15 of the Securities Act; and (ii) Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. Even if we are successful in defending against this action or any similar claims that may be brought in the future, such litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of September 30, 2021, we had 35,067,751 outstanding shares of our common stock.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. *

Additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Pursuant to our 2020 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each calendar year through January 1, 2030, in an amount equal to the lesser of (i) 5.0% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by our board of directors prior to the applicable January 1st. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates. *

We may seek additional capital through a combination of equity offerings, debt financings or other capital sources, including potential collaborations, licenses, or other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

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

We are and in the future could be subject to securities class action litigation.*

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. For example, following a decline in our stock price, a federal securities class action complaint was filed against us and certain of our officers and directors in the U.S. District for the Western District of Washington, captioned Dresner v. Silverback Therapeutics, Inc., et al., Case No. 2:21-cv-01499, which alleges violations of (i) Sections 11 and 15 of the Securities Act; and (ii) Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. Even if we are successful in defending against this action or any similar claims that may be brought in the future, such litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

In addition, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, unless we consent in writing to the selection of an alternative forum.

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

Upon receipt, the net proceeds from our initial public offering (IPO) were held in cash and cash equivalents, primarily in treasury money market accounts. Through September 30, 2021, we have used approximately $30.0 million of the net proceeds from our IPO. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on December 4, 2020.

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

10.1¥	Sublease, by and between the registrant and Delta Dental, dated July 1, 2021.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

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

SILVERBACK THERAPEUTICS, INC.

Date: November 10, 2021	By:	/s/ Laura Shawver

Laura Shawver

Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Jonathan Piazza

Jonathan Piazza

Chief Financial Officer (Principal Financial Officer)