Form 10-K
period 2021-12-31
Silverback Therapeutics, Inc.
filed 2022-03-31
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of March 28, 2022 there were 35,143,186 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $676.8 million as of June 30, 2021 (the last trading day of the registrant’s most recently completed second quarter) based on the closing price of $30.89 as reported on the Nasdaq Global Market on such date. Shares of the registrant’s common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Annual Report) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our plans to research, develop, and commercialize SBT8230 and any future product candidates;
•
our ability to obtain and maintain regulatory approval of product candidates arising from our ImmunoTAC technology platform, including from our SBT8230 program, in any of the indications for which we plan to develop them;
•
our ability to obtain funding for our operations, including funding necessary to commence and complete our planned clinical trials, conduct additional manufacturing and conduct preclinical studies of any of our product candidates, including from our SBT8230 program;
•
the success, cost, and timing of our research and development activities, including our preclinical studies and planned clinical trials;
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
•
the performance of our third-party service providers, including our contract research organizations (CROs), suppliers, and manufacturers;
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
•
the impact of the COVID-19 pandemic on our business and operations; and
•
other risks and uncertainties, including those described under Part I, Item 1A, “Risk Factors” of this Annual Report.

Any forward-looking statements in this Annual Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A, “Risk Factors” of this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context otherwise indicates, references in this Annual Report to the terms “Silverback”, “the Company”, “we”, “our” and “us” refer to Silverback Therapeutics, Inc., and references to our “common stock” refers to our voting common stock.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part I, Item 1A, “Risk Factors” in this Annual Report. Some of the material risks associated with our business include the following:

•
We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.
•
The COVID-19 pandemic has had, and could continue to have, an adverse impact on our business, including on our preclinical studies and planned clinical trials, supply chain, and business development activities.
•
Preclinical and clinical development is a lengthy, expensive, and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials, including from our SBT8230 program, may not achieve favorable results in later clinical trials, if any, or receive marketing approval.
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
•
We may rely on third parties to conduct, supervise, and monitor our planned clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
•
We contract with third parties for the manufacture and supply of certain of our product candidates for use in preclinical testing and planned clinical trials and will rely on third parties for commercial supply, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.
•
Any approved products may fail to achieve the degree of market acceptance by physicians, patients, hospitals, healthcare payors, and others in the medical community necessary for commercial success.
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

Overview

We are a biopharmaceutical company focused on leveraging our proprietary ImmunoTAC technology platform to develop systemically delivered, tissue targeted therapeutics for the treatment of chronic viral infections, cancer, and other serious diseases. Our ImmunoTAC platform is the result of a focused effort to discover ways to systemically deliver disease-modifying small molecules in a directed fashion to sites of disease. Our platform enables us to strategically pair proprietary linker-payloads that modulate key disease-modifying pathways with monoclonal antibodies directed to specific disease sites. Many potentially promising systemic therapies fail to maximize their therapeutic potential due to toxicities in healthy tissues. Our approach is designed to expand the therapeutic window and avert unacceptable toxicities by directly targeting specific disease sites where our therapeutics are locally active.

In July of 2020, we initiated clinical development of our first ImmunoTAC product candidate, a TLR8 agonist conjugated to a HER2 antibody, SBT6050. Preclinical data suggested that we would be able to demonstrate a therapeutic window and advance SBT6050 through clinical development as a monotherapy and in combination with standard-of-care agents that had a complementary mechanism-of-action. Our Phase 1/1b program was designed to measure safety and tolerability, pharmacokinetics (PK), pharmacodynamics (PD) and anti-tumor activity as monotherapy and in combination with pembrolizumab. On March 28, 2022, we made the decision to discontinue our clinical development program for SBT6050 due to limited monotherapy activity and dose-limiting adverse events when used in combination with pembrolizumab. SBT6290, comprised of the same linker payload conjugated to a Nectin4 antibody, was expected to show a similar clinical profile and, therefore, we also terminated this program prior to dosing patients. We have prioritized our resources to focus on the development of SBT8230 and early-stage discovery programs.

Our understanding of TLR8 conjugates in preclinical species and in the clinic guides our interpretation of the preclinical characteristics of SBT8230, an ASGR1 antibody conjugated to a TLR8 agonist linker payload for the treatment of chronic hepatitis B virus (cHBV), which is currently in preclinical development. ASGR1 is highly expressed in liver and is restricted in its expression to this organ. Other ASGR1-directed agents, such as those used in RNAi therapies, have shown robust liver localization. SBT8230 shows biodistribution profiles in non-human primates (NHP) consistent with these agents, which is distinct from SBT6050 and SBT6290. We believe that efficient liver targeting of SBT8230 via ASGR1 binding has the potential to lead to markedly lower serum exposures of SBT8230 in patients compared to those observed with SBT6050 in the clinic at any dose evaluated. We believe the preclinical to clinical experience for SBT6050, coupled with the NHP PK, PD, and tolerability data for SBT8230, suggest that the clinical safety, PK and PD profiles for SBT8230 has the potential to be notably different than those for SBT6050, given the large differences in serum exposures and overall conjugate disposition for SBT8230 that are expected in patients due to its efficient liver targeting. SBT8230 is designed to elicit an anti-viral immune response by targeting TLR8 activation to the liver. The anti-viral immune response is achieved through activation of myeloid cells and subsequent activation of immune cells that drive an IFNγ signal, which has been observed in the clinic with SBT6050. This has been shown by others to drive seroconversion, an important determinant of a functional cure. We see a significant opportunity in liver-localized immunotherapies as a potential way of achieving durable responses in these patients. We are focused on advancing SBT8230, our liver-targeted conjugate designed to potently activate human myeloid cells in the liver for the treatment of cHBV.

Further support for investigating TLR8 agonism for the treatment of cHBV comes from selgantolimod (GS-9688), an existing untargeted, orally administered TLR8 agonist being developed by Gilead Sciences. Selgantolimod has generated anti-viral immune responses in a cHBV animal model. The clinical development of this untargeted TLR8 agonist has shown promise, but we believe that toxicity prevented the use of a sufficient dose to elicit optimal clinical activity. We believe liver-localized TLR8 agonism could better realize the potential for effective therapy and potentially lead to functional cure, which is defined as sustained loss of hepatitis B surface antigen (HBsAg) in the blood, in patients suffering from cHBV. We presented a preclinical update on SBT8230 in the fourth quarter of 2021. In the first quarter of 2022, we began a Phase 1-enabling toxicology study. We plan to complete a Phase 1 regulatory submission in the fourth quarter of 2022 and begin a Phase 1 single ascending dose (SAD) study in healthy volunteers in the first half of 2023. After completing the SAD study, we anticipate initiating a Phase 1 multiple ascending dose (MAD) study in patients with chronic HBV, who are virally suppressed on nucleoside reverse transcriptase inhibitors (NRTI) therapy.

In addition, our internal discovery programs are focused on evaluating and developing new antigen binding domains specific for targets of interest (including antibodies), next-generation linker technologies, and both agonist and antagonist small molecule payloads, that may be combined to create novel tissue-targeted antibody conjugates. The integration of medicinal chemistry, bioconjugation, protein engineering, bioinformatics, pharmacology, and translational medicine expertise focused on developing tissue-targeted therapies allows us to leverage key learnings from our previous clinical program to bring forward the next generation of therapeutics. We anticipate providing an update on our discovery pipeline in the fourth quarter of 2022.

Our ImmunoTAC Platform

Our ImmunoTAC platform is the result of a focused effort to systemically deliver disease-modifying small molecules in a directed fashion to sites of disease. Many potentially promising systemic therapies fail to maximize their therapeutic potential due to toxicities in healthy tissues. Our approach is designed to localize disease-modifying payloads to specific sites of disease where our therapeutics are locally active.

Our Development Pipeline

Our ImmunoTAC platform drives our development pipeline of tissue targeted therapeutic candidates as summarized in the chart below:

Our Strategy

Our goal is to transform the treatment of cHBV, cancer and other serious diseases with unmet need using our ImmunoTAC platform to deliver a new class of systemically delivered, tissue-directed, and locally active therapies. The key elements of our business strategy are to:

•
Demonstrate anti-viral properties of TLR8 in cHBV. We are applying learnings from our TLR8 agonist oncology programs and clinical experience to maximize the potential of SBT8230. Our understanding of TLR8 conjugates in preclinical species and in the clinic guides our interpretation of the preclinical characteristics of SBT8230, an ASGR1 antibody conjugated to a TLR8 agonist linker payload for the treatment of cHBV that is currently in preclinical development.
•
Maximize the therapeutic potential of SBT8230. The immune activating mechanism of SBT8230 is complimentary to other treatments for cHBV that interfere with components of the viral life cycle such as nucleoside and nucleotide analogs, capsid inhibitors, and RNAi-based therapies. Furthermore, our ASGR1 antibody does not cross block GalNAc, allowing for combinations with RNAi-based therapies.

•
Leverage our ImmunoTAC platform for promising new antibody-linker-payload combinations. We are strategically pairing our disease-modulating payloads with tissue targeted binding domains to create new therapeutic agents with the goal of providing benefits to patients. We plan to continue to leverage our ImmunoTAC platform, discovery of antigen binding domains (including antibodies), new linker technologies and therapeutic discovery infrastructure to discover and develop novel small molecule therapeutics conjugated to antibodies.
•
Internally and externally source potentially transformative assets and technologies that align with our mission to develop tissue-targeted therapies. We have extensive expertise in protein engineering, small molecule linker and payload chemistry, and translational medicine that we apply to the discovery and advancement of new tissue-targeted agents to the clinic.  Our clinical development team is a seasoned group with experience in developing antibody-drug conjugates and other therapeutics across all phases of development. While we have robust internal discovery capabilities, we also believe that innovative technologies can be acquired through business development activities. We therefore plan to continue to pursue synergistic, in-licensing opportunities to augment our internal discovery efforts.
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

Our Team

We have an accomplished management team with a proven track record of therapeutic research and development expertise and of generating meaningful stockholder value. The members of our team have deep experience in discovering and developing therapeutics, including acalabrutinib, brentuximab vedotin, entrectinib, etanercept, ibrutinib, lisocabtagene maraleucel, sunitinib, tezepelumab, tucatinib, and venetoclax.

Activating the Myeloid Cell Compartment Through Liver-Targeted TLR8 Agonism

As shown in the figure below, TLR8 activation of human myeloid cells plays an important role in the anti-viral immune response in cHBV. HBV-infected liver is highly immunosuppressive and the activation of macrophages and other myeloid cells in the liver can serve to overcome this immunosuppression. We believe TLR8 is the optimal target for activating these myeloid cell types due to its restricted expression and function within these cells. TLR8 is also highly expressed in conventional dendritic cells which promote antigen presentation and the production of cytokines important for the generation of T and B cell responses against hepatitis B virus. TLR8 is not expressed in T or B lymphocytes, but TLR8 activation in human myeloid cells secondarily induces IFNγ production by T cells and antibody production by B cells, both shown to be associated with the generation of functional cure in cHBV.

TLR8 is Highly Expressed in Human Myeloid Cell Types That Drive Anti-Viral Responses when Activated

Silverback’s Preclinical and Clinical Development Experience with a HER2-Directed TLR8 Agonist Conjugate, SBT6050

We have gained pre-clinical and clinical experience with TLR8 conjugates through our recently discontinued SBT6050 program. In this program, a HER2-TLR8 agonist conjugate was administered to 58 patients as monotherapy and in combination with a checkpoint inhibitor at dose levels ranging from 0.15 mg/kg through 1.2 mg/kg with the length of patient experience ranging from 2 weeks through 41 weeks. We observed a dose response for adverse events related to immune activation, serum PK, serum pharmacodynamic markers, tumor exposure and intratumoral pharmacodynamic markers inclusive of data that demonstrates activation of immune mechanisms in biopsies collected from patients after treatment. However, antitumor activity was limited in the monotherapy arm, and increased toxicity in combination with checkpoint inhibitors limited dose escalation beyond 0.3 mg/kg. In the 18 patients treated in combination with pembrolizumab, while we observed decreasing volume stable disease in some patients, we did not see responses meeting RECIST criteria. Furthermore, at 0.3 mg/kg in combination with pembrolizumab, although there were no DLTs with additional patients and longer follow-up, it was determined that long-term tolerability was challenging. Several patients experienced grade 3 adverse events in later cycles, including grade 3 hypotension. Finally, PK and PD at 0.3 mg/kg were suboptimal.

On the other hand, there were important learnings from the SBT6050 clinical program that we are applying to SBT8230. In the SBT6050 clinical trial, exposures increased with dose and the data demonstrated that the conjugate was stable in circulation. Free payload was undetectable in ~98% of blood samples evaluated and in the few samples in which payload was detectable, the levels were at least an order of magnitude below the lowest active concentrations of payload. SBT6050 induced PD activity indicative of myeloid and natural killer (NK) and/or T cell activation at all dose levels, confirming the proposed mechanism of action of TLR8 agonism, and PD activity was maintained with repeat dosing.

Our understanding of TLR8 conjugates in preclinical species and in the clinic guides our interpretation of the preclinical characteristics of SBT8230, an ASGR1 antibody conjugated to a TLR8 agonist linker payload for the treatment of cHBV currently in preclinical development. ASGR1 is highly expressed in liver and is restricted in its expression to this organ. Other ASGR1-directed agents, such as those used by RNAi therapies, have shown robust liver localization. SBT8230 shows biodistribution profiles in NHP consistent with these agents and is distinct from SBT6050 and SBT6290 in this regard.

SBT8230: TLR8 Agonist Conjugated to an ASGR1 Antibody

We have engineered SBT8230 to treat cHBV by eliciting an anti-viral immune response through targeting TLR8 activation to the liver. SBT8230 is comprised of an ASGR1 monoclonal antibody conjugated to the same TLR8 linker-payload as SBT6050, but with an average drug antibody ratio (DAR) of about 2 as opposed to the average DAR of about 4 used in SBT6050.

cHBV infection remains a worldwide problem affecting approximately 257 million people and contributing to an estimated 887,000 deaths in 2015. In the United States alone, approximately 860,000 people suffer from cHBV. cHBV is estimated to be the cause of 60-80% of the world’s primary liver cancers. There is a significant unmet need for therapies that can elicit a functional cure for the disease, which is defined as sustained loss of HBsAg in the blood. Many of the approved therapies for cHBV have low functional cure rates or lack durability over time.

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

TLR8 Drove IFNg Production from Liver Mononuclear Cells in Third Party Preclinical Studies

In addition, the figures below show concentrations of individual cytokines quantified in the supernatant of purified peripheral blood mononuclear cells (PBMC) or isolated mononuclear cells from the liver after stimulation with either a TLR8 or TLR7 agonist. TLR8 agonism, but not TLR7 agonism, induced IFNγ production, along with the production of other cytokines important in the generation of anti-viral immunity such as TNFα, IL-1ß, and IL-6, from both liver and blood immune cells. We believe these data from third parties demonstrate that TLR8 is the agonist of choice for improving the outcome for patients with cHBV.

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

SBT8230 is a Liver-Localized TLR8 Agonist Designed to Combine with other cHBV Drugs to Achieve Functional Cure in cHBV

As shown in the figure below, we designed SBT8230 to be comprised of an ASGR1 monoclonal antibody conjugated to a TLR8 linker-payload with the goal of activating the myeloid cell compartment in liver tissue only. The conjugate is designed to be internalized in myeloid cells in an FcR-mediated manner when ASGR1 is present on adjacent liver cells. In addition, the ASGR1 mAb of SBT8230 was designed to bind to an epitope distinct from that recognized by GalNAc to allow for combination with GalNAc-based therapies.

SBT8230 ImmunoTAC is Designed for Liver-localized TLR8 Activation

Background on ASGR1

As with all ADC-based therapeutics, an expression profile differential of the target antigen on healthy tissue relative to target tissues is critical. As shown in the figure below, the expression of ASGR1 is a liver-restricted scavenger receptor that is highly restricted to this organ. Furthermore, it is a clinically validated target that has been successfully targeted by GalNAc-based therapeutics.

ASGR1 Expression is Restricted to the Liver

The antibody backbone of SBT8230 has been designed to possess high affinity and specificity for ASGR1 and is not an efficient binder to ASGR2 or CLEC10A. The specificity and binding profile of the SBT8230 antibody is identical between human and monkey (not shown).

SBT8230’s Backbone Antibody is Highly Specific to ASGR1

The SBT8230 antibody has also been designed to recognize an epitope distinct from that bound by the ASGR1 ligand, GalNAc, allowing for possible combination of SBT8230 with GalNAc-targeted RNAi therapies currently in development for cHBV.

SBT8230’s Backbone Antibody Does Not Block Ligand Binding Allowing for Combination Therapy with GalNAc Targeted Molecules

Potential Mechanism of Action: SBT8230 is Designed to Localize TLR8 Activation of Myeloid Cells in the Liver Via a Directed ASGR1 Antibody

The diagram below walks through the potential mechanism of action of SBT8230. SBT8230 is designed to be administered subcutaneously. In the liver, the ASGR1 binding domain engages hepatocytes and the Fc domain of the conjugate binds to the FcgR receptors on myeloid cells. The increase in FcgR binding avidity is a result of ASGR co-binding and results in the internalization of the conjugate into the endo-lysosome where TLR8 resides. SBT8230 directly activates myeloid cells, and these cells in turn activate anti-viral IFNg+ T cell and anti-viral B cell immune responses.

As shown in the figures below, ASGR1-TLR8 induced IFNγ-promoting activity through activation of myeloid cells in our preclinical studies utilizing human PBMCs ex vivo.

ASGR1-TLR8 Potently Activated Human Myeloid Cells, Resulting in a Robust IFNg Response

Activation of human myeloid cells by TLR8 was mirrored in mouse myeloid cells by TLR7 as was previously demonstrated in our SBT6050 program. Therefore, to evaluate the ability of a liver-targeted myeloid cell agonist conjugate to drive seroconversion in a mouse model of cHBV, we engineered a surrogate for SBT8230 comprised of an anti-mouse ASGR1 monoclonal antibody conjugated to a TLR7 agonist (SBT8230-S). The antibody contained an IgG2a Fc domain to facilitate uptake into mouse myeloid cells.

Seroconversion, together with reductions in HBsAg levels and expansion of IFNg-producing anti-viral T cells, is associated with achievement of functional cures in cHBV. The AAV-HBV (adenovirus-hepatis B virus) mouse model is a commonly used preclinical model for cHBV. Paralleling their inability to drive seroconversion in cHBV patients, cHBV standard-of-care therapies and other agents that target the HBV life cycle such as capsid inhibitors, have not resulted in seroconversion in this or similar models. In contrast, statistically significant increases in seroconversion and reductions in HBsAg were demonstrated with SBT8230-S as compared to the vehicle and unconjugated antibody control groups in the AAV-HBV model, as shown in the figures below.

SBT8230-S Reduced HBsAg and Drove Seroconversion in Mouse AAV-HBV Model

In addition, SBT8230-S treatment generated potent anti-viral T cell and B cell immune responses, as indicated by the significantly increased anti-HBV core and S antigen IFNg+ T cells and anti-HBsAg+ B cells, as shown in the figures below.

SBT8230-S Increased IFNg+ Anti-Viral T Cells

SBT8230-S Increased B Cells Producing Anti-HBs Antigen Antibodies

Importantly, as shown in the figures below, no changes in serum ALT or body weight were noted after treatment with SBT8230-S as compared to controls. In addition, there were no findings in the liver by histopathology after treatment with SBT8230-S. Together, these data indicated that SBT8230-S was well tolerated in the mouse AAV-HBV model.

SBT8230-S was Well Tolerated in Mice

SBT8230 is Highly Localized to the Liver in Non-Human Primates, Suggestive of Pharmacological Activity at Low Doses in the Clinic

SBT8230 demonstrates comparable activity on NHP immune cells, supporting the use of NHP to characterize its tolerability, efficiency of liver uptake, and ability to produce robust and localized PD effects. As shown in the figure below, SBT8230 was targeted to the liver with high efficiency in NHP. SBT8230 liver exposures (area under the curve, AUC) were over 300 times greater than serum exposures, the latter of which also displayed a very short half-life.

SBT8230 concentration in NHP liver vs serum

SBT8230 concentration (ng/g)
100000
10000
1000
100
10
1
0.1
0
1
2
3
4
5
6
7
Days Post Dose
>300-fold higher
exposure in liver
Liver
Serum

Because of the robust liver-localization of SBT8230, the systemic (serum) exposure of SBT8230 is distinct from SBT6050. As shown in the figure below, when SBT8230 and SBT6050 are dosed at equivalent dose levels, SBT8230 has far lower serum exposure than SBT6050 due to its efficient localization to liver. The mean estimated liver SBT8230 concentration at this dose in NHP was ~300-fold the maximum serum exposure, which is consistent with the reported liver to plasma exposure ratio of ~260 in NHP for the approved GalNAc-siRNA givosiran (US FDA Pharmacology Review, Givlaari).

Serum exposures of SBT8230 vs SBT6050 in NHP

Liver PD assessments demonstrate that the highly efficient liver uptake of SBT8230 in NHP leads to robust liver-localized PD effects. The figures below illustrate that RNA levels for multiple markers of myeloid cell activation in liver are markedly increased with SBT8230 treatment. Of note, PD effects at 0.5 mg/kg are similar overall to those at higher doses, indicating that maximal liver PD effects are achieved at this dose level. Based on the totality of our preclinical data, we believe that SBT8230 has the potential to induce pharmacological effects in the liver at doses as low as 0.03 mg/kg. This is below the lowest dose level evaluated for SBT6050, 0.15 mg/kg, that was found to be well-tolerated in patients.

SBT8230 Induced Cytokine mRNA in the Liver but not in Serum

The non-clinical safety and tolerability of SBT8230 has been assessed in two NHP toxicity studies. In a dose range finding non-GLP study, dose levels of 6, 12 and 25 mg/kg were administered every 2 weeks (Q2W) for 4 doses. The 6 and 12 mg/kg dose levels were well-tolerated. At the 25 mg/kg dose level the first dose was well tolerated, but the second or third doses were associated with toxicities that included injection site reactions. This dose level is >800-fold higher than the dose noted above (0.03 mg/kg) that is expected to be pharmacologically active in patients with HBV. Across all dose levels, there were transient, dose-related hematological, clinical chemistry, and cytokine and chemokine changes reflective of the potential mechanism of action of SBT8230. There was no evidence of cytokine release syndrome (CRS) or liver enzyme elevations observed at any dose level.

SBT8230 Phase 1-Enabling Study Update

We initiated a Phase 1-enabling GLP toxicology study in the first quarter of 2022. Dose levels of 6, 12 and 18 mg/kg were evaluated on a Q2W schedule for 4 doses. The in-life portion has recently completed, and bioanalytical assessments are now in progress. SBT8230 was generally well-tolerated. Two animals out of 26, one in the 12 mg/kg group and one in the 18 mg/kg group, displayed clinical signs consistent with ADA-mediated toxicity after the fourth and third doses, respectively, and were euthanized. Repeat administration of fully human or humanized proteins, such as the mAb in SBT8230, to NHP can frequently lead to the generation of ADA and development of associated toxicities, which have been extensively investigated over the years and found to generally not be predictive of toxicities in humans (van Meer 2013; Kronenberg 2017). Similar toxicities were also observed with SBT6050 in NHP studies (at 12 mg/kg dose level), but acute ADA-mediated toxicities were not observed in patients dosed with SBT6050.

As noted above, we believe that SBT8230 has the potential to be pharmacologically active in the liver at doses as low as 0.03 mg/kg in humans. Additional assessments (e.g., histopathology, PK, PD) are ongoing in the GLP toxicology study, and we believe that overall results of the study has the potential to provide favorable safety margins in support of the first-in-human study.

SBT8230 Next Steps

Upon completion of the GLP toxicology studies and GMP manufacturing of SBT8230, we plan to complete a Phase 1 regulatory submission in the fourth quarter of 2022, which includes an umbrella trial with a Phase 1 SAD study in healthy volunteers anticipated to start in the first half of 2023. GMP manufacturing of the antibody intermediate and ADC drug substance have been completed, with release testing in progress. Manufacturing and release of lyophilized SBT8230 drug product is on track to be completed in the third quarter of 2022. After completing the SAD study, we anticipate initiating a Phase 1 MAD study in patients with chronic HBV, who are virally suppressed on NRTI therapy.

Additional ImmunoTAC conjugates

In addition, our internal discovery programs are focused on evaluating and developing new antigen binding domains specific for targets of interest (including antibodies), next-generation linker technologies, and both agonist and antagonist small molecule payloads, that may be combined to create novel tissue-targeted antibody conjugates. The integration of medicinal chemistry, bioconjugation, protein engineering, bioinformatics, pharmacology, and translational medicine expertise focused on developing tissue-targeted therapies allows us to leverage key learnings from our previous clinical program to bring forward the next generation of therapeutics. We anticipate providing an update on our discovery pipeline in the fourth quarter of 2022.

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

We compete with other companies working to develop immunotherapies and tissue targeted therapies for the treatment of hepatitis B virus infections, cancer, and other serious diseases, including divisions of large pharmaceutical and biotechnology companies of various sizes. These companies are developing therapies of many different modalities including small molecules, monoclonal antibodies, antibody-drug conjugates, bi-specific antibodies, cell therapies, oncolytic viruses and vaccines.

Specifically, there are many companies pursuing a variety of approaches to immune modulation and more specifically TLR-directed therapies. Companies engaging in TLR-directed therapies include Ambrx, Apros Therapeutics, Ascendis, BioNTech, Bolt Biotherapeutics, Bristol Myers Squibb, Checkmate Pharmaceuticals, CureVac, Exicure, Galderma, Gilead, Idera, Mologen, Nektar, Novartis, Primmune Therapeutics, Roche, Seven&Eight Biopharmaceuticals, Shanghai De Novo, Sumitomo Dainippon, Tallac Therapeutics, TriSalus, and UroGen. Other companies using antibody-drug conjugates to target innate immune receptors include Actym Therapeutics, Mersana, and Takeda Pharmaceuticals. Immunotherapy and validated pathway approaches are further being pursued by many smaller biotechnology companies as well as larger pharmaceutical companies. We also face competition from (i) validated pathway therapy treatments offered by companies such as AstraZeneca, Byondis, Daiichi Sankyo, Klus Pharma, MacroGenics, Pieris, Puma, RemeGen, Seagen, Spectrum Pharmaceuticals, and Zymeworks; (ii) companies that continue to invest in innovation in the antibody-drug conjugate field, including but not limited to AbbVie, ADC Therapeutics, Astellas, BioAtla, Bicycle Therapeutics, Celldex, CytomX, Eli Lilly and Company, GlaxoSmithKline, Genmab, ImmunoGen, Millennium Pharmaceuticals, MorphoSys AG, Novartis, Pfizer, Sanofi, Seagen, and Sutro Biopharma; and (iii) companies that are developing assets for the treatment of chronic HBV infection, which include 3SBio, AICuris, Albireo, Aligos, Allovir, Alnylam, Altimmune, Antios, Arbutus, Arcus, Arrowhead, Ascentage, Assembly Biosciences, Blue Jay Therapeutics, Bristol Myers Squibb, Door Pharmaceuticals, Enanta, ENYO Pharma, Excision Bio, Finch Therapeutics, GC Pharma, Gilead, GlaxoSmithKline, Golden Biotechnology Group, Grifols, HEC Pharm, Hepion, Immunocore, ISA pharmaceuticals, Johnson & Johnson, Kineta, Lupin Limited, Merck, Nucorion, Replicor, Roche, SciClone Pharma, Shanghai Henlius Group, Spring Bank, Tasly, TeneoTen, TRACON, Vaccitech, VBI Vaccines, VenatoRx, Vir, VLP Biotech, and Zydus Cadila.

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

Commercialization Plan

We intend to retain significant development and commercial rights to our product candidates and, if we obtain marketing approval, to commercialize our product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing or commercial product distribution capabilities and have no experience as a company commercializing products. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, following further advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans.

License Agreement

Cell Line License Agreement with WuXi Biologics (Hong Kong) Limited

In October 2019, we entered into a cell line license agreement with WuXi Biologics (Hong Kong) Limited (WuXi Bio), pursuant to which we received a non-exclusive, worldwide, sublicensable license under certain of WuXi Bio’s intellectual property rights, know-how and biological materials (WuXi Bio Licensed Technology), to make, use, sell, offer for sale and import a product developed through the use of the WuXi Bio Licensed Technology (WuXi Bio Licensed Product). The WuXi Bio Licensed Technology is used to manufacture a component of our ImmunoTAC platform.

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

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We own the issued patents and patent applications relating to our ImmunoTAC platform and SBT8230. Our policy includes seeking to protect our proprietary position by, among other methods, filing patent applications, in the United States and in jurisdictions outside of the United States, directed to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continued innovation, and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of immunotherapy. We also plan to rely on data exclusivity, market exclusivity, and patent term extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets and know-how; to obtain and maintain licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including any patents that we may own in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

As of February 28, 2022, our licensed and owned patent portfolio included five owned U.S. patents, 30 owned U.S. provisional and non-provisional patent applications, eight owned patent applications filed under the Patent Cooperation Treaty (PCT), 19 owned foreign patents, 118 owned foreign patent applications filed in a number of different foreign jurisdictions, including in Australia, Brazil, Canada, China, European region, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, Taiwan, and South Africa, directed to TLR8 agonists and conjugates, including SBT8230, TGFßR1 antagonists and conjugates, TGFßR2 antagonists and conjugates, TLR7 agonists and conjugates, and various applications of our proprietary antibody conjugates and antibodies, including antibodies specific for ASGR1, as well as certain of our other proprietary antibodies, compounds, conjugates, formulations, technology, inventions, improvements, and other product candidates. Any patents that issue from these pending patent applications will expire between March 2038 and November 2042, absent any patent term adjustments or extensions. We also possess and/or in-license substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology.

Specifically, our patent portfolio includes the following families and/or groups of families:

•
TLR8 Agonists and Conjugates and Combination Therapies. We have four issued U.S. patents with composition of matter, method of treatment, and method of making claims to TLR8 agonist payloads, linker-payloads and conjugates. The issued U.S. patents are projected to expire in March 2038, absent any patent term extensions. As of February 28, 2022, we have eight pending U.S. patent applications, one pending PCT application, 19 granted foreign patents, and 56 pending foreign patent applications filed in a number of different foreign jurisdictions, including Australia, Brazil, Canada, China, European region, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, Taiwan and South Africa, with composition of matter claims directed to TLR8 agonists, conjugates and formulations, including substituted TLR8 agonist variants and conjugates, as well as claims to methods of administering TLR8 agonists and conjugates, to methods of treatment with TLR8 agonists and conjugates, in combination with other therapies. Any patents that issue from these pending patent applications are projected to expire between March 2038 and October 2040, absent any patent term adjustments or extensions. We own all the issued U.S. patents and all the pending patent applications in these patent families.
•
Anti-ASGR1 Antibodies and Conjugates in Viral Infections. As of February 28, 2022, we have five pending U.S. patent applications, one pending PCT application, and 37 pending foreign patent applications filed in a number of different foreign jurisdictions, including Australia, Brazil, Canada, China, European region, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, and South Africa, with composition of matter claims and method of treatment claims directed to our product candidate, SBT8230, including claims directed to anti-ASGR1 antibodies, anti-ASGR1 antibody conjugates to TLR8 or TLR7 agonists, as well as to methods for treating viral infection, such as chronic HBV infections. Any patents that issue from these pending patent applications will expire between December 2038 and July 2041, absent any patent term adjustments or extensions. We own all the pending patent applications in these patent families.

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

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of immunotherapy has emerged in the United States. The relevant patent laws and their interpretation outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and enforce the patent rights that we license, which could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use or manufacture of those products. Moreover, even the issued patents that we license do not guarantee us the right to practice our technology in relation to the commercialization of our products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and the issued patents that we in-license and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents that we own or exclusively in-license. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as our investigational medicines and any future investigational medicines. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. Failure to comply with the applicable requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including imposition of a clinical hold, refusal to approve marketing applications, withdrawal of an approval, import/export delays, issuance of warning letters and other types of enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal investigations and penalties.

Regulatory Approval in the United States

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (FDCA), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post- approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment or cure of a disease or condition of a human being are subject to regulation under the FDCA, except the section of the FDCA that governs the approval of new drug applications, NDAs. Biological products, such as our ImmunoTAC product candidates, are approved for marketing under provisions of the Public Health Service Act (PHSA), via a biologics license application (BLA). However, the application process and requirements for approval of BLAs are very similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Our investigational medicines and any future investigational medicines must be approved by the FDA pursuant to a BLA before they may be legally marketed in the United States. The process generally involves the following:

•
completion of extensive preclinical laboratory and animal studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;
•
submission to the FDA of an investigational new drug application (IND), which must become effective before human clinical trials may begin;
•
approval by an institutional review board (IRB) or independent ethics committee at each clinical trial site before each clinical trial may be commenced;
•
completion of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, GCP requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
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

Accelerated approval may be granted for products that are intended to treat a serious or life-threatening condition and that generally provide a meaningful therapeutic advantage to patients over existing treatments. A product eligible for accelerated approval may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of diseases in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large studies to demonstrate a clinical or survival benefit. The accelerated approval pathway is contingent on a sponsor’s agreement to conduct additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. These confirmatory trials must be completed with due diligence and, in some cases, the FDA may require that the trial be designed, initiated and/or fully enrolled prior to approval. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

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

International Regulation

In addition to regulations in the United States, a variety of foreign regulations govern clinical trials, commercial sales and distribution of product candidates. The approval process varies from country to country and the time to approval may be longer or shorter than that required for FDA approval.

Other Healthcare Laws and Regulations and Legislative Reform

Healthcare and Privacy Laws and Regulations

Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our operations, including any arrangements with healthcare providers, including physicians, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to CMS, the U.S. Department of Health and Human Services (HHS) (including the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice (DOJ) and individual U.S. Attorney offices within the DOJ, and state and local governments. The healthcare laws that may affect our ability to operate include, but are not limited to:

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
•
The federal Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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

•
The federal transparency requirements under the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act (the Affordable Care Act), which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members.
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

If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

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

There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, in 2017, the U.S. Congress enacted legislation informally titled the Tax Cuts and Jobs Act (the Tax Act), which eliminated the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Patient Protection and Affordable Care Act (“PPACA”) will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. It is difficult to predict the future legislative landscape in healthcare and the effect on our business, results of operations, financial condition and prospects.

In addition, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. In 2011, the U.S. Congress enacted the Budget Control Act, which included provisions intended to reduce the federal deficit. The Budget Control Act resulted in the imposition of 2% reductions in Medicare payments to providers beginning in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, absent additional Congressional action. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, in 2012, the U.S. Congress enacted the American Taxpayer Relief Act, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our anticipated product revenues.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 27, 2021, CMS issued a final rule that rescinded the Most Favored Nation interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Congress is also considering additional health reform measures. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. There is no uniform policy for coverage and reimbursement in the United States and, as a result, coverage and reimbursement can differ significantly from payor to payor. In the United States, private payors often, but not always, follow Medicare coverage and reimbursement policies with respect to newly approved products. It is difficult to predict what third- party payors will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Further, one payor’s determination to provide coverage and adequate reimbursement for a product does not assure that other payors will also provide coverage and adequate reimbursement for that product. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates. There can be no assurance that our product candidates will be considered medically necessary or cost-effective. In addition to third-party payors, professional organizations and patient advocacy groups can influence decisions about reimbursement for new medicines by determining standards for care. Therefore, it is possible that any of our product candidates, even if approved, may not be covered by third-party payors or the reimbursement limit may be so restrictive that we cannot commercialize the product candidates profitably.

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

Corporate Information

We were incorporated under the laws of the State of Delaware on January 4, 2016. Our principal executive offices are located at 500 Fairview Ave N, Suite 600, Seattle, Washington 98109, and our telephone number is (206) 456-2900. Our corporate website address is www.silverbacktx.com. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this Annual Report on Form 10-K. Our periodic and current reports are available on our website, free of charge, as soon as reasonably practicable after filing. We have included our website in this Annual Report on Form 10-K solely as an inactive textual reference.

“Silverback Therapeutics,” “Silverback,” the Silverback logo, “ImmunoTAC,” “Seeking Victory for Patients,” and other trademarks, trade names or service marks of Silverback Therapeutics, Inc. appearing in this Annual Report on Form 10-K are the property of Silverback Therapeutics, Inc. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

Employees and Human Capital Resources

As of December 31, 2021, we had 90 full-time employees. Of these employees, 31 held Ph.D., Pharm.D. or M.D. degrees, and 65 were engaged in research, development and technical operations. As of such date, we had 77 employees based at our headquarters and satellite office in Seattle, Washington. On March 28, 2022, our board of directors approved a corporate restructuring plan pursuant to which, among other things, our workforce will be reduced by 27%, with substantially all of the reduction in personnel expected to be completed by July 15, 2022. For further information, see Part II, Item 9B, “Other Information” in this Annual Report. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. We believe that we have been successful in attracting and retaining talented personnel to support our expanding business, though competition for personnel in our industry is intense. We monitor recruiting efforts using a variety of metrics, including cycle times, cost per hire, information on the retention of business-critical hires (such as medical directors and executives), and the percentage of budgeted openings filled on time and on budget. We also track voluntary and involuntary turnover rates for business-critical talent, time in role, and job level.

We offer competitive pay and benefits designed to attract and retain exceptional talent and drive company performance. In setting appropriate compensation levels, we look at the average base pay rate for each position based on market data. We also offer an annual cash incentive program and long-term equity incentive plans designed to assist in attracting, retaining, and motivating employees and promoting the creation of long-term value for stockholders.

Our standard employee benefits include paid and unpaid leaves, medical, dental and vision insurance coverage, a 401(k) plan, short- and long-term disability, life insurance, flexible spending accounts, and an employee stock purchase plan. We also offer a variety of voluntary benefits that allow employees to select options that meet their needs, including a long-term care plan, telehealth, an employee assistance program, and wellness programs. We benchmark our benefits program against others in our industry on an annual basis.

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

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead program and other development programs, undertaking clinical trials for our now discontinued SBT6050 and SBT6290 programs, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. All of our product candidates are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the years ended December 31, 2021 and 2020, our net losses were $89.5 million and $32.9 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect we will continue to incur significant losses for the foreseeable future. The development of biopharmaceutical product candidates is capital intensive. As our product candidates enter and advance through preclinical studies and potential clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, following the completion of our initial public offering in December 2020, we have incurred and expect to continue to incur additional costs associated with operating as a public company.

As of December 31, 2021, we had $319.1 million in cash, cash equivalents, restricted cash, and investments. Based upon our current operating plan, we estimate following our corporate restructuring plan approved in March 2022, that our existing cash, cash equivalents, restricted cash, and investments will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. However, we believe that our existing cash, cash equivalents, restricted cash, and investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates, and in particular future clinical trials for SBT8230;
•
the number and characteristics of product candidates that we pursue;
•
the outcome, timing, and costs of seeking FDA, EMA and any other regulatory approvals;
•
the costs of manufacturing our product candidates and commercial manufacturing activities;
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
•
our costs associated with expanding our facilities or building out our laboratory space;
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

The COVID-19 pandemic has had, and could continue to have, an adverse impact on our business, including on our preclinical studies and planned clinical trials, supply chain, and business development activities.

In December 2019, COVID-19, a novel strain of coronavirus, was first reported in Wuhan, China and has since become a global pandemic. The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the Unites States have taken aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). For example, on March 23, 2020, the Office of the Governor issued Proclamation 20-25, ordering all individuals in the State of Washington to stay at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. As a result of the Washington state order, almost all of our non-lab based employees were telecommuting, which impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 may negatively impact productivity and slow down or delay our preclinical studies, future clinical trials and research and development activities, and may cause disruptions to our supply chain and impair our ability to execute our business development strategy. In the event that government authorities were to enhance current restrictions, our employees who currently are not telecommuting may no longer be able to access our facilities, and our operations may be further limited or curtailed.

As COVID-19 continues to spread, we may experience ongoing disruptions that could severely impact our business, preclinical studies and planned clinical trials, including:

•
interruption or delays in our operations, which may impact our ability to conduct and produce preclinical results required for submission of an IND;
•
delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•
delays or difficulties in clinical site initiation due to staff shortages at clinical sites or with our contract research organizations (CROs);
•
delays or difficulties in enrolling patients in our planned clinical trials;
•
difficulties in recruiting clinical site investigators and clinical site staff;

•
delays in clinical sites receiving the supplies and materials needed to conduct our planned clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;
•
changes in local regulations and policies as part of a response to the COVID-19 outbreak, which may require us to change the ways in which our planned clinical trials are conducted including slower enrollment, and may result in unexpected costs or the clinical site discontinuing the clinical trial altogether;
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
•
risk that participants enrolled in our planned clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; and
•
refusal of the FDA to accept data from clinical trials in affected geographies.

These and other disruptions in our operations and the global economy could negatively impact our business, operating results, and financial condition.

Our prior clinical trials for SBT6050 and SBT6290 were, and our future clinical trials may be, affected by the COVID-19 pandemic. For example, some of our prior clinical trial sites slowed down or stopped further enrollment of new patients in clinical trials, and otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. Our planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies. We and our CROs may need to make certain adjustments to the operation of our planned trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA. Many of these adjustments may be new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. These events could delay our planned clinical trials, increase the cost of completing our planned clinical trials and negatively impact the integrity, reliability or robustness of the data from our planned clinical trials.

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities or CROs upon which we rely, or the availability or cost of materials or supplies, which could disrupt the supply chain for our product candidates or for performing preclinical studies. For example, we depend on the availability of various animals, including rodents and non-human primates, to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development or to continue clinical development, including pharmacological and toxicology evaluations. There is currently a global shortage of animals available for drug development, due in part to an increase in demand from companies and other institutions developing vaccines and treatments for COVID-19. This has caused the cost of obtaining animals for our preclinical studies to increase dramatically and, if the shortage continues, could also result in delays to our development timelines. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to the COVID-19 pandemic, our ability to continue meeting clinical supply demand for our product candidates or otherwise advancing development of our product candidates may become impaired.

We face risks related to the health, safety, morale, and productivity of our employees, including the safe occupancy of our sites during the pandemic. In the third quarter of 2021, we transitioned to a return-to-site phase for our non-lab based employees. Our job site enhancements and risk protocols, which include health screenings and COVID-19 testing and vaccine requirements, do not guarantee that we can maintain the continued safe occupancy of our sites and may adversely impact employee recruitment and retention. On-site employees testing positive for COVID-19 could lead to mandatory quarantines and potential site shutdowns. In the fourth quarter of 2021 and continuing to the present, the Omicron variant affected our staff, our clinical sites, our CROs and our third-party manufacturers.

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

COVID-19 and actions taken to reduce its spread continue to rapidly evolve. The extent to which COVID-19 has or may continue to impede the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our preclinical studies and future clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. To the extent the COVID-19 pandemic otherwise adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to the timing and results of our planned clinical trials and our financing needs.

Risks Related to the Discovery, Development, and Regulatory Approval of Our Product Candidates

We are early in our development efforts and all of our product candidates and research programs are in preclinical development or discovery stage.

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and preclinical studies. While we performed limited clinical trials for our now discontinued SBT6050 and SBT6290 programs, we have not begun clinical trials for any of our current product candidates or development programs. Our current product candidates remain in the preclinical and discovery stage. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our planned clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

Because of the early stage of development of our products candidates, our ability to eventually generate significant revenues from product sales will depend on a number of factors, including:

•
successful completion of additional preclinical studies with favorable results;
•
submission and acceptance of INDs by the FDA or similar regulatory filing by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;
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

Preclinical and clinical development is a lengthy, expensive, and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials, including from our SBT8230 program, may not achieve favorable results in later clinical trials, if any, or receive marketing approval.

The research and development of drugs and biological products is extremely risky. Only a small percentage of product candidates that enter the development process ever receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Preclinical and clinical development is expensive and can take many years to complete, and their outcome is inherently uncertain. We may face unforeseen challenges in our product candidate development strategy, and we can provide no assurances that we will ultimately be successful in our future clinical trials or that our product candidates will be able to receive regulatory approval. The results of preclinical studies and early clinical trials of our product candidates and other products, even those with the same or similar mechanisms of action, may not be predictive of the results of later-stage clinical trials. For example, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues when tested in humans despite promising results in preclinical animal models. Future results of preclinical and clinical testing of our product candidates are also less certain due to the novel and relatively untested nature of our approach to TLR8 and related platform technologies. In general, clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. For example, on March 28, 2022, we made the decision to discontinue our clinical development programs for SBT6050 and SBT6290 due to SBT6050 exhibiting limited monotherapy activity and dose-limiting adverse events when used in combination with pembrolizumab. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

If the results of our future clinical trials are inconclusive or if there are safety concerns or other adverse events associated with our product candidates, we may:

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
•
be sued; or
•
experience damage to our reputation.

Treatment of patients with chronic disease, such as HBV infection, with our product candidates may be used in combination with other drugs, such as monoclonal antibodies or other protein-based drugs, small molecule agents, and RNAi therapeutics which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our future clinical trials. Additionally, our product candidates could potentially cause adverse events. As described above, any of these events could prevent us from obtaining regulatory approval or achieving or maintaining market acceptance of our product candidates and impair our ability to commercialize our products. Because all of our product candidates are derived from our platform technologies, a clinical failure of one of our product candidates may also increase the actual or perceived likelihood that our other product candidates will experience similar failures.

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

We have concentrated our research and development efforts on product candidates using our platform technologies, and our future success depends on the successful development of this approach. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on our platform technologies in clinical trials or in obtaining marketing approval thereafter, and use of our platform technologies may not ever result in marketable products. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or establishing our own commercial manufacturing capabilities, which may prevent us from completing our planned clinical trials or commercializing any products on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates.

The cHBV market is also rapidly developing and our competitors may introduce new technologies that effectively target the virus lifecycle or modulate the immune response to the virus that render our technologies obsolete or less attractive. New technology could emerge at any point in the development cycle of our product candidates.

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

If we experience delays or difficulties enrolling in our planned clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

We may not be able to initiate or continue our planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of healthy volunteers or eligible patients to participate in these trials as required by the FDA or other regulatory agencies. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment or retention in our planned clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

•
the eligibility criteria defined in the protocol;
•
the size of the patient population required for analysis of the trial’s primary endpoints;
•
the proximity of patients to study sites;
•
the design of the trial;
•
our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•
clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
•
our ability to obtain and maintain patient consents; and
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion.

In addition, our planned clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

As we continue developing our product candidates and initiate any future clinical trials of our product candidates, serious adverse events (SAEs), undesirable side effects, relapse of disease, or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Should we observe any SAEs in our planned clinical trials or identify other undesirable side effects or other unexpected findings, depending on their severity, our trials could be delayed or even stopped and our development programs may be halted entirely.

Our TLR8 agonist containing product candidates, including from our SBT8230 program, activate dendritic cells among other innate immune cells, which can amplify anti-drug antibodies. As a result, significant anti-drug antibodies (ADA) generation could neutralize the effects of SBT8230 by reducing exposure. The development of ADAs could also trigger hypersensitivity reactions that manifest as SAEs. If patients experience adverse events due to ADAs, our preclinical studies and future trials could be delayed or stopped and our development programs may be halted entirely if this is observed during clinical development. Even if ADAs are not detected in the early clinical trials, they may be detected after product launch and may significantly reduce the commercial potential or even result in the product being pulled from the market.

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

Interim, topline and preliminary data from our preclinical studies or planned clinical trials may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim, or topline data from our preclinical studies or planned clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as patient enrollment and treatment continues and more data become available. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business prospects. We may also announce topline data following the completion of a preclinical study or planned clinical trial, which may be subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available.

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

The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.

The development, research, testing, manufacturing, labeling, approval, selling, import, export, marketing, promotion and distribution of drug products are subject to extensive and evolving regulation by federal, state and local governmental authorities in the United States, principally the FDA, and by foreign regulatory authorities, which regulations differ from country to country. Neither we nor any current or future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of a BLA from the FDA.

Obtaining regulatory approval of a BLA can be a lengthy, expensive and uncertain process. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate.

Results from preclinical studies and planned clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a product candidate for any or all indications. The FDA may also require us to conduct additional studies or trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program such as the number of subjects in our future clinical trials from the United States.

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:

•
the FDA or the applicable foreign regulatory agency’s disagreement with the design or implementation of our planned clinical trials;
•
negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;
•
serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•
our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that our product candidates are safe and effective for the proposed indication;
•
the FDA’s or the applicable foreign regulatory agency’s disagreement with the interpretation of data from preclinical studies or clinical trials;
•
our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
•
the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;
•
the FDA’s or the applicable foreign regulatory agency’s disagreement regarding the formulation, labeling and/or the specifications of our product candidates;
•
the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or
•
the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Even if we eventually complete our planned clinical testing and receive approval of a BLA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or in the case of the FDA, the implementation of a REMS, which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

Because we have limited financial and managerial resources, we must prioritize our research programs and will need to focus our discovery and development on select product candidates and indications. Correctly prioritizing our research and development activities is particularly important for us due to the breadth of potential product candidates and indications that we believe could be pursued using our platform technologies. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, on March 28, 2022, we made the decision to discontinue our clinical development programs for SBT6050 and SBT6290 and to prioritize resources on the development of SBT8230 and our early-stage discovery programs.

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

Risks Related to Manufacturing, Commercialization, and Reliance on Third Parties

We may rely on third parties to conduct, supervise, and monitor our planned clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

We do not have the ability to conduct all aspects of our preclinical testing or planned clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our preclinical studies, including GLP toxicology studies, and any future clinical trials of our product candidates. Specifically, CROs that manage preclinical studies, GLP toxicology studies and our planned clinical trials as well as consultants play a significant role in the conduct of our preclinical studies and future clinical studies and the subsequent collection and analysis of data. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of preclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or future clinical trial sites fail to comply with applicable GLP or GCP requirements, the data generated in our preclinical studies and planned clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical or clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. These risks are heightened as a result of the efforts of government agencies and the CROs themselves to limit the spread of COVID-19, including quarantines and shelter-in-place orders, which have also adversely impacted the supply chain for many research and clinical supplies, including animals for preclinical testing. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

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

We contract with third parties for the manufacture and supply of certain of our product candidates for use in preclinical testing and clinical trials and will rely on third parties for commercial supply, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of product for evaluation in our research programs. We rely on third parties for the manufacture of a portion of our product candidates for preclinical testing and all of our product candidates for clinical testing and we will continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. We currently have limited manufacturing arrangements and expect that each of our product candidates, including from our SBT8230 program, will only be covered by single source suppliers for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Furthermore, all entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s GLP regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Comparable foreign regulatory authorities may require compliance with similar requirements. The facilities and quality systems of our third-party contract manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our product candidates. We do not control the manufacturing activities of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations.

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
•
an inability to initiate or continue preclinical studies or clinical trials of our product candidates under development;
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

Any approved products may fail to achieve the degree of market acceptance by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. Our product candidate targets mechanisms for which there are limited or no currently approved products, which may result in slower adoption by physicians, patients and payors. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

We are focused on developing tissue targeted therapeutics for the treatment of chronic viral infections, cancer, and other serious diseases, such as SBT8230 for cHBV. Our projections of addressable patient populations that have the potential to benefit from treatment with a current or future product candidate are based on estimates. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business.

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

We have entered into in-license agreements with a licensor and in the future may seek and form strategic alliances, create joint ventures or collaborations, or enter into acquisitions or additional licensing arrangements with third parties that we believe will complement or augment our existing technologies and product candidates.

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

We believe our product liability insurance coverage is sufficient in light of our current programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claims, or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

Patients with infectious disease, such as cHBV, and other diseases targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2021, we had 90 employees which represents an increase of 34 employees since January 1, 2021. However, on March 28, 2022, we approved a corporate restructuring plan to discontinue our clinical development programs for SBT6050 and SBT6290 and in connection with this plan, our workforce will be reduced by 27%, with substantially all of the reduction in personnel expected to be completed by July 15, 2022. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

The development and commercialization of new products is highly competitive. We largely compete in the segments of the pharmaceutical, biotechnology and other related markets that develop treatments for infectious diseases. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, if ever, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. Moreover, with the proliferation of new drugs and therapies into oncology, we expect to face increasingly intense competition as new technologies become available. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of and rapid technological changes in the biotechnology and pharmaceutical industries could render our product candidates or our technology obsolete, less competitive or uneconomical.

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

Specifically, there are many companies pursuing a variety of approaches to immune modulation and more specifically TLR-directed therapies. Companies engaging in TLR-directed therapies include Ambrx, Apros Therapeutics, Ascendis, BioNTech, Bolt Biotherapeutics, Bristol Myers Squibb, Checkmate Pharmaceuticals, CureVac, Exicure, Galderma, Gilead, Idera, Mologen, Nektar, Novartis, Primmune Therapeutics, Roche, Seven&Eight Biopharmaceuticals, Shanghai De Novo, Sumitomo Dainippon, Tallac Therapeutics, TriSalus, and UroGen. Other companies using antibody-drug conjugates to target innate immune receptors include Actym Therapeutics, Mersana, and Takeda Pharmaceuticals. Immunotherapy and validated pathway approaches are further being pursued by many smaller biotechnology companies as well as larger pharmaceutical companies. We also face competition from (i) validated pathway therapy treatments offered by companies such as AstraZeneca, Byondis, Daiichi Sankyo, Klus Pharma, MacroGenics, Pieris, Puma, RemeGen, Seagen, Spectrum Pharmaceuticals, and Zymeworks; (ii) companies that continue to invest in innovation in the antibody-drug conjugate field, including but not limited to AbbVie, ADC Therapeutics, Astellas, BioAtla, Bicycle Therapeutics, Celldex, CytomX, Eli Lilly and Company, GlaxoSmithKline, Genmab, ImmunoGen, Millennium Pharmaceuticals, MorphoSys AG, Novartis, Pfizer, Sanofi, Seagen, and Sutro Biopharma; and (iii) companies that are developing assets for the treatment of chronic HBV infection, which include 3SBio, AICuris, Albireo, Aligos, Allovir, Alnylam, Altimmune, Antios, Arbutus, Arcus, Arrowhead, Ascentage, Assembly Biosciences, Blue Jay Therapeutics, Bristol Myers Squibb, Door Pharmaceuticals, Enanta, ENYO Pharma, Excision Bio, Finch Therapeutics, GC Pharma, Gilead, GlaxoSmithKline, Golden Biotechnology Group, Grifols, HEC Pharm, Hepion, Immunocore, ISA pharmaceuticals, Johnson & Johnson, Kineta, Lupin Limited, Merck, Nucorion, Replicor, Roche, SciClone Pharma, Shanghai Henlius Group, Spring Bank, Tasly, TeneoTen, TRACON, Vaccitech, VBI Vaccines, VenatoRx, Vir, VLP Biotech, and Zydus Cadila.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused U.S. federal net operating loss carryforwards (NOLs) for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under current law, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income.

As of December 31, 2021, we had $160.3 million of U.S. federal NOLs. If not used, $18.2 million of the U.S. federal NOLs will begin to expire in 2036 and $142.1 million can be carried forward indefinitely under current law. As of December 31, 2021, we also had aggregate U.S. federal research and development (R&D) credits of approximately $2.7 million. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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
•
the U.S. Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2031, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless Congress takes additional action. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of other health reform initiatives. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, and/or adverse publicity and could negatively affect our operating results and business.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. For example, we may obtain clinical trial data from research institutions. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, numerous federal, state, and local laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. For example, HIPAA as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information.

The California Consumer Privacy Act (the CCPA) gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020 (the CPRA), effective January 1, 2023, will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. At this time, we do not collect personal information relating to residents of California, but should we begin to do so, the CCPA and CPRA will impose new and burdensome privacy compliance obligations on our business and will raise new risks for potential fines and class actions.

Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. Additionally, several states and localities have enacted statutes banning or restricting the collection of biometric information. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. Privacy advocates and industry groups have also regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (the EU GDPR), the United Kingdom’s GDPR (the UK GDPR), Brazil’s General Data Protection Law (the Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018), and China’s Personal Information Protection Law (the PIPL) impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (the EEA) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (the SCCs) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. At this time, we do not believe we are subject to the GDPR, but should this change, the GDPR will increase our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we or our collaborators and third-party providers fail, or are perceived to have failed, to comply with U.S. and foreign data privacy and security laws and regulations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e,g,, investigations, fines, penalties, audits, inspections, and similar), private litigation (including class-related claims), additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, loss of customers, interruptions or stoppages in our business operations (including, as relevant, clinical trials), inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or revision or restructuring of our operations. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose such information. Claims that we have violated individuals’ privacy rights, failed to comply with data privacy and security laws or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we fail to maintain effective disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to requirements of the Sarbanes-Oxley Act, the rules and regulations of the Nasdaq Global Market, the rules and regulations of the Securities and Exchange Commission. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. Company responsibilities required by the Sarbanes-Oxley Act include, among other things, that we maintain corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended (the Exchange Act) is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to develop, maintain, and improve the effectiveness of our internal controls and procedures, and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the legislation informally titled the Tax Cuts and Jobs Act (the Tax Act) enacted in 2017 enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) modified certain provisions of the Tax Act, and it is possible that the Biden administration and Congress may enact proposed legislation that could have an adverse effect on our operations, cash flows and results of operations and contribute to overall market volatility. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner, including delays as a result of the COVID-19 pandemic impacting our or our licensors’ operations. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including payment obligations for achievement of certain milestones on product sales. For example, with respect to SBT8230, we have licensed a cell line to manufacture a component of this product under an agreement with WuXi Biologics. If we fail to comply with the obligations under our license agreements, including as a result of COVID-19 impacting our operations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may experience significant delays, difficulties, and costs in developing new cell lines and identifying an alternative source to manufacture components of our candidate products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the product candidates being developed under any such agreement.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates. We cannot be certain that our product candidates and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. Third parties may assert infringement claims against us based on existing or future intellectual property rights. For example, we have identified certain third-party patents that may be asserted against us with respect to our ImmunoTAC conjugate SBT8230. These patents may expire prior to commercial launch of SBT8230, if approved. We believe that the relevant claims of these third-party patents are likely invalid or unenforceable, and we may choose to challenge those patents, though the outcome of any challenge that we may initiate in the future is uncertain. We may also decide in the future to seek a license to those third-party patents, but we might not be able to do so on reasonable terms. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing candidate product or product. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing candidate product or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our investigational products or force us to cease some of our business operations, which could materially harm our business.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming, and unsuccessful.

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

Because of the expense and uncertainty of litigation, we may conclude that even if a third-party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders, or it may be otherwise impractical or undesirable to enforce our intellectual property against some third parties. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our preclinical studies, initiate and continue planned clinical trials, continue our internal research programs, in-license needed technology or other product candidates, or enter into development partnerships that would help us bring our product candidates to market.

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

In addition to seeking patents for some of our technology and product candidates, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Elements of our product candidate, including processes for their preparation and manufacture, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity incident) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Because we expect to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Trade secrets and know-how can be difficult to protect. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We and any third parties with whom we share facilities enter into written agreements that include confidentiality and intellectual property obligations to protect each party’s property, potential trade secrets, proprietary know-how, and information. We further seek to protect our potential trade secrets, proprietary know-how, and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. With our consultants, contractors, and outside scientific collaborators, these agreements typically include invention assignment obligations. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. We cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be harmed.

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

Our stock price may be volatile. The stock market in general and the market for biotechnology and pharmaceutical companies, in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your shares at a price that is attractive to you, or at all. The market price for our common stock may be influenced by numerous factors, many of which are beyond our control, including:

•
results from future clinical trials with our current and future product candidates or of our competitors;
•
adverse results or delays in preclinical studies or prior and future clinical trials;
•
failure to commercialize our product candidates;
•
unanticipated serious safety concerns related to the use of our product candidates;
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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immune-oncology companies. Stock prices of many immune-oncology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading prices for common stock of other biopharmaceutical companies have also been highly volatile as a result of the COVID-19 pandemic. In the past, stockholders have filed securities class action lawsuits following periods of market volatility. For example, following a decline in our stock price, a federal securities class action complaint was filed against us and certain of our officers and directors in the U.S. District for the Western District of Washington, captioned Dresner v. Silverback Therapeutics, Inc., et al., Case No. 2:21-cv-01499, which alleges violations of (i) Sections 11 and 15 of the Securities Act of 1933, as amended (the Securities Act); and (ii) Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. Even if we are successful in defending against this action or any similar claims that may be brought in the future, such litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of December 31, 2021, we had 35,133,934 outstanding shares of our common stock.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and stock price.

As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as actual or perceived changes in interest rates and economic inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. In addition, government efforts to stimulate economic activity in the face of the COVID-19 pandemic have caused interest rates to fluctuate and created uncertainty as to future fluctuations. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Pursuant to our 2020 Plan, our management is authorized to grant stock options, restricted stock units and other equity-based awards to our employees, directors and consultants. The number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each calendar year through January 1, 2030, in an amount equal to the lesser of (i) 5.0% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by our board of directors prior to the applicable January 1st. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We are subject to securities class action litigation and may be subject to additional litigation in the future.

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

Our amended and restated certificate of incorporation designates the state courts the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, and the federal district courts of the United States of America to be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers and employees.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) and any appellate court therefrom shall will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our directors, officers or other employees, governed by the internal affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, share, and transmit (collectively, processing) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and proprietary business information (collectively, sensitive information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such sensitive information. We also have outsourced elements of our operations to third parties, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions, and as a result we manage a number of third-party contractors who have access to our sensitive information. Moreover, we may share or receive sensitive information with or from third parties. Our ability to monitor these third parties’ information security practice, is limited, and these third parties may not have adequate information security measures in place.

Despite the implementation of security measures, given the size and complexity and the increasing amounts of sensitive information that we maintain, our internal information technology systems and those of our third-party CROs and other contractors and consultants are potentially vulnerable to cyberattacks, malicious internet-based activity, and online and offline fraud. These threats are prevalent, continue to increase, and are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actor. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to from cyberattacks by malicious third parties (including but not limited to malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), ransomware attacks, denial-of-service attacks (such as credential stuffing), social engineering attacks (including through phishing attacks), supply-chain attacks and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), personnel misconduct or error, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats which may compromise our system infrastructure or lead to data leakage. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce also poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. To the extent that any disruption or security incident were to result in unauthorized, unlawful, or accidental acquisition, modification, destruction, a loss, alteration, encryption, disclosure of, or access to sensitive information, we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. We cannot assure you that our data privacy and security efforts and our investment in information technology will prevent significant breakdowns or security incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our headquarters and main research facility are located in Seattle, Washington, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our preclinical studies and future clinical trials, our development plans and business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Seattle, Washington, where we lease approximately 19,829 square feet of office, laboratory and storage space pursuant to a lease agreement that commenced on November 1, 2016 and expires on October 31, 2026. In addition, we lease approximately 9,166 square feet of office space in Seattle, Washington pursuant to a lease that commenced on August 1, 2021 and expires on July 31, 2023. We believe that our existing facilities are adequate for the foreseeable future. As we expand, we believe that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

Item 3. Legal Proceedings.

On November 5, 2021, a securities class action complaint was filed against us and certain of our officers and directors in the U.S. District for the Western District of Washington, captioned Dresner v. Silverback Therapeutics, Inc., et al., Case No. 2:21-cv-01499. The complaint alleges that between December 3, 2020 and September 10, 2021, we and certain of our officers and directors violated (1) Sections 11 and 15 of the Securities Act; and (2) Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, by making allegedly false and misleading statements in various SEC filings and press releases regarding the clinical and commercial prospects of our product candidate, SBT6050, which is now discontinued. The complaint seeks unspecified damages and interest, as well as attorneys’ fees and other costs. The court recently appointed lead plaintiff and lead plaintiff's counsel. We and the other defendants have not yet filed a response to the complaint, and do not anticipate doing so until after the filing of an amended complaint.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Market under the symbol “SBTX” since December 4, 2020. Prior to that date, there was no public market for our common stock.

Holders of Common Stock

As of March 15, 2022, there were approximately eight holders of record of our common stock. Because most of our common stock is held by brokers, nominees, and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On December 3, 2020, we commenced our initial public offering (IPO) pursuant to a registration statement on Form S-1 (File No. 333-250009) that was declared effective by the SEC on December 3, 2020, for 11,500,000 shares of our common stock for sale to the public at a price of $21.00 per share. In addition, in December 2020, the underwriters exercised their over-allotment option to purchase 1,725,000 additional shares of our common stock in the initial public offering at the public offering price of $21.00 per share, such that the aggregate offering price of our initial public offering was $277.7 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were $255.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. The underwriters for our initial public offering were Goldman Sachs & Co. LLC, SVB Leerink LLC, Stifel, Nicolaus & Company, Incorporated, and H.C. Wainwright & Co., LLC.

The net proceeds from our IPO are held in cash and cash equivalents, primarily in treasury money market accounts, and investments, primarily in U.S. Treasury securities. Through December 31, 2021, we have used approximately $45.0 million of the net proceeds from our IPO.

The following information updates the planned use of proceeds information from our IPO that we previously disclosed in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on December 4, 2020: we intend to use the remaining net proceeds from the IPO, together with our existing cash and cash equivalents, to fund the development of our SBT8230 program for cHBV, including IND-enabling studies, a Phase 1 SAD study, and a Phase 1 MAD study. We intend to use the remainder to fund our other research and development activities, including activities related to our internal discovery programs, as well as for working capital and other general corporate purposes. We may also use a portion of the net proceeds from the IPO to in-license, acquire or invest in complementary businesses, technologies, products or assets. However, we have no current commitments or obligations to do so.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company focused on leveraging our proprietary ImmunoTAC technology platform to develop systemically delivered, tissue targeted therapeutics for the treatment of chronic viral infections, cancer, and other serious diseases. Our ImmunoTAC platform is the result of a focused effort to discover ways to systemically deliver disease-modifying small molecules in a directed fashion to sites of disease. Our platform enables us to strategically pair proprietary linker-payloads that modulate key disease-modifying pathways with monoclonal antibodies directed to specific disease sites. Many potentially promising systemic therapies fail to maximize their therapeutic potential due to toxicities in healthy tissues. Our approach is designed to expand the therapeutic window and avert unacceptable toxicities by directly targeting specific disease sites where our therapeutics are locally active.

In July 2020, we initiated clinical development of our first ImmunoTAC product candidate, a TLR8 agonist conjugated to a HER2 antibody, SBT6050. Preclinical data suggested that we would be able to demonstrate a therapeutic window and advance SBT6050 through clinical development as a monotherapy and in combination with standard-of-care agents that had a complementary mechanism-of-action. Our Phase 1/1b program was designed to measure safety and tolerability, PK, PD and anti-tumor activity as monotherapy and in combination with pembrolizumab. On March 28, 2022, we made the decision to discontinue our clinical development program for SBT6050 due to limited monotherapy activity and dose-limiting adverse events when used in combination with pembrolizumab. SBT6290, comprised of the same linker payload conjugated to a Nectin4 antibody was expected to show a similar clinical profile and, therefore, we also terminated this program prior to dosing patients. We have prioritized our resources to focus on the development of SBT8230 and early-stage discovery programs.

Our understanding of TLR8 conjugates in preclinical species and in the clinic guides our interpretation of the preclinical characteristics of SBT8230, an ASGR1 antibody conjugated to a TLR8 agonist linker payload for the treatment of cHBV, which is currently in preclinical development. ASGR1 is highly expressed in liver and is restricted in its expression to this organ. Other ASGR1-directed agents, such as those used in RNAi therapies, have shown robust liver localization. SBT8230 shows biodistribution profiles in NHP consistent with these agents, which is distinct from SBT6050 and SBT6290. We believe that efficient liver targeting of SBT8230 via ASGR1 binding has the potential to lead to markedly lower serum exposures of SBT8230 in patients compared to those observed with SBT6050 in the clinic at any dose evaluated. We believe the preclinical to clinical experience for SBT6050, coupled with the NHP PK, PD, and tolerability data for SBT8230, suggest that the clinical safety, PK and PD profiles for SBT8230 has the potential to be notably different than those for SBT6050, given the large differences in serum exposures and overall conjugate disposition for SBT8230 that are expected in patients due to its efficient liver targeting. SBT8230 is designed to elicit an anti-viral immune response by targeting TLR8 activation to the liver. The anti-viral immune response is achieved through activation of myeloid cells and subsequent activation of immune cells that drive an IFNγ signal, which has been observed in the clinic with SBT6050. This has been shown by others to drive seroconversion, an important determinant of a functional cure. We see a significant opportunity in liver-localized immunotherapies as a potential way of achieving durable responses in these patients. We are focused on advancing SBT8230, our liver-targeted conjugate designed to potently activate human myeloid cells in the liver for the treatment of cHBV.

Further support for investigating TLR8 agonism for the treatment of cHBV comes from selgantolimod (GS-9688), an existing untargeted, orally administered TLR8 agonist being developed by Gilead Sciences. Selgantolimod has generated anti-viral immune responses in a cHBV animal model. The clinical development of this untargeted TLR8 agonist has shown promise, but we believe that toxicity prevented the use of a sufficient dose to elicit optimal clinical activity. We believe liver-localized TLR8 agonism could better realize the potential for effective therapy and potentially lead to functional cure, which is defined as sustained loss of HBsAg in the blood, in patients suffering from cHBV. We presented a preclinical update on SBT8230 in the fourth quarter of 2021. In the first quarter of 2022, we began a Phase 1-enabling toxicology study. We plan to complete a Phase 1 regulatory submission in the fourth quarter of 2022 and begin a Phase 1 SAD study in healthy volunteers in the first half of 2023. After completing the SAD study, we anticipate initiating a Phase 1 MAD study in patients with chronic HBV, who are virally suppressed on NRTI therapy.

In addition, our internal discovery programs are focused on evaluating and developing new antigen binding domains specific for targets of interest (including antibodies), next-generation linker technologies, and both agonist and antagonist small molecule payloads, that may be combined to create novel tissue-targeted antibody conjugates. The integration of medicinal chemistry, bioconjugation, protein engineering, bioinformatics, pharmacology, and translational medicine expertise focused on developing tissue-targeted therapies allows us to leverage key learnings from our previous clinical program to bring forward the next generation of therapeutics. We anticipate providing an update on our discovery pipeline in the fourth quarter of 2022.

Our ImmunoTAC platform drives our development pipeline of tissue targeted therapeutic candidates as summarized in the chart below:

We have incurred significant operating losses since our inception. As of December 31, 2021, we had an accumulated deficit of $186.2 million. Our net losses were $89.5 million and $32.9 million for the years ended December 31, 2021 and 2020, respectively. Our losses have resulted primarily from research and development activities and general and administrative expenses. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise.

We expect we will continue to incur significant losses for the foreseeable future as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products, seek to expand our product pipeline, invest in our organization and technology platform, as well as incur expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors including the timing and scope of our preclinical studies and clinical trials. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses or other similar arrangements.

On March 28, 2022, our board of directors approved a corporate restructuring plan to discontinue our clinical development programs for SBT6050 and SBT6290 and to prioritize resources on the development of SBT8230 and early-stage discovery programs (the Restructuring Plan). In connection with the Restructuring Plan, our workforce will be reduced by 27%, with substantially all of the reduction in personnel expected to be completed by July 15, 2022. We initiated the reduction in force on March 31, 2022 and expect to provide severance payments, continuation of group health insurance coverage, and other benefits for a specified period to the affected employees. We currently estimate that we will incur costs of approximately $2.0 million for termination benefits related to the Restructuring Plan, all of which will be cash expenditures paid in 2022.

Components of Our Results of Operations

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of direct and indirect costs incurred in connection with the development of our ImmunoTAC technology platform, product candidates, discovery efforts and preclinical studies and clinical trial activities related to our program pipeline.

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

We expect that our research and development expenses will decrease in 2022 due to discontinuation of the clinical development of SBT6050 and SBT6290 and the Restructuring Plan. However, following 2022, we expect that our research and development expenses will begin to increase again for the foreseeable future as we continue the development of our preclinical and discovery programs, particularly as they move into later stages of development which increases costs considerably. We cannot reasonably determine the timing of initiation, the duration or the completion costs of these future preclinical studies and clinical trials due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which development candidates and discovery programs to pursue and how much funding to direct to each product candidate or program on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential.

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

We expect that our general and administrative expenses will decrease in 2022 due to the Restructuring Plan. However, following 2022, we expect that our general and administrative expenses will begin to increase again to the extent needed to support growth in our research and development activities. We also expect to continue to incur increased expenses associated with operating as a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Interest Income (Expense), Net

Interest income (expense), net includes interest earned on our cash, cash equivalents, and long-term investments carried at fair value, and interest expense on our borrowings.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,		Dollar	%
	2021	2020	Change	Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$61,501	$24,577	$36,924	150%
General and administrative	28,083	8,341	19,742	237
Total operating expenses	89,584	32,918	56,666	172
Loss from operations	(89,584)	(32,918)	(56,666)	172
Interest income (expense), net	106	(29)	135	*
Net loss	$(89,478)	$(32,947)	$(56,531)	172%

* Not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020:

	Years Ended December 31,		Dollar	%
	2021	2020	Change	Change
	(in thousands, except percentages)
Direct costs:
SBT6050	$15,150	$4,710	$10,440	222%
SBT6290	9,217	3,049	6,168	202
Preclinical programs	7,932	3,059	4,873	159
Total direct costs	32,299	10,818	21,481	199
Indirect costs:
Personnel-related expenses, including stock-based compensation	23,045	9,657	13,388	139
Facility and equipment related expenses	2,972	2,426	546	23
Other unallocated research and development expenses	3,185	1,676	1,509	90
Total research and development expenses	$61,501	$24,577	$36,924	150%

An investigational new drug application for SBT6290 was cleared by the FDA in the fourth quarter of 2021 and we opened enrollment for a Phase 1 clinical trial of SBT6290 in the first quarter of 2022, which is now discontinued. As a result, we have separated direct costs for the development of SBT6290 from preclinical programs for the year ended December 31, 2021 and, for comparability purposes, the year ended December 31, 2020. This change had no effect on net loss, total research and development expenses, stockholders' equity, or cash flows as previously reported.

Research and development expenses were $61.5 million and $24.6 million for the years ended December 31, 2021 and 2020, respectively. The increase of $36.9 million was due primarily to an increase of $10.4 million in direct costs related to the development of SBT6050 as we continued to advance the program through a Phase 1/1b clinical trial. The increase was also due to an increase of $6.2 million in direct costs related to the development of SBT6290 as we advanced the program through FDA clearance of its investigational new drug application and prepared to initiate a Phase 1 clinical trial in the first quarter of 2022 and due to an increase in direct costs for our preclinical programs of $4.9 million as we continued to advance SBT8230 and other preclinical research efforts. The remaining increase was due to increases in personnel-related expenses of $13.4 million resulting from increased headcount during the year ended December 31, 2021 as well as increases in salaries, bonuses, stock-based compensation, and recruiting expenses. To a lesser extent, the increase in research and development expenses was due to facility and equipment related expenses of $0.5 million, and other unallocated research and development expenses of $1.5 million.

General and Administrative Expenses

General and administrative expenses were $28.1 million and $8.3 million for the years ended December 31, 2021 and 2020, respectively. The increase of $19.7 million was due primarily to an increase of $13.5 million in personnel-related expenses due to increased headcount during the year ended December 31, 2021, including executives that were new in 2020 being present for a full year in 2021, as well as increases in salaries, bonuses, stock-based compensation, and recruiting expenses. To a lesser extent, the increase in general and administrative expenses was due to an increase in professional fees of $5.4 million primarily attributable to legal, insurance, and outside consultant costs, and $0.8 million in other various general and administrative expenses as we operated as a public company for the full year of 2021.

Interest Income (Expense), Net

Interest income (expense), net was $0.1 million and $(29,000) for the years ended December 31, 2021 and 2020, respectively. The change of $0.1 million was primarily due to a decrease in principal on our notes payable and an increase in our cash balance. Also contributing to the change was the investment in higher interest-bearing assets during the period.

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

As of December 31, 2021, we had $319.1 million in cash, cash equivalents, restricted cash, and investments. The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(66,760)	$(31,196)
Investing activities	(66,478)	(917)
Financing activities	614	408,506
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(132,624)	$376,393

Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was $66.8 million. This consisted primarily of a net loss of $89.5 million, partially offset by non-cash charges of $21.2 million and a decrease in our operating assets and liabilities of $1.5 million. The non-cash charges primarily consisted of stock-based compensation expense of $19.2 million, non-cash lease expense of $1.2 million, and depreciation expense of $0.8 million. The decrease in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $6.0 million. The decrease was partially offset by a decrease in lease liability of $1.1 million and an increase in prepaid expenses and other assets of $3.4 million.

During the year ended December 31, 2020, net cash used in operating activities was $31.2 million. This consisted primarily of a net loss of $32.9 million and an increase in our operating assets and liabilities of $2.6 million, partially offset by charges of $4.4 million. The charges primarily consisted of stock-based compensation expense of $2.6 million, lease expense of $1.1 million, and depreciation expense of $0.6 million. The increase in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets of $3.5 million and a decrease in our lease liability of $0.9 million, partially offset by an increase in accounts payable and accrued expenses of $1.8 million after adjusting for items. The increase in prepaid expenses and other assets was primarily due to the purchase of $2.6 million in prepaid insurance.

Investing Activities

During the year ended December 31, 2021, cash used in investing activities was $66.5 million. This consisted of purchases of U.S. Treasury Securities of $65.1 million and purchases of property and equipment of $1.4 million.

During the year ended December 31, 2020, cash used in investing activities was $0.9 million due to purchases of property and equipment.

Financing Activities

During the year ended December 31, 2021, cash provided by financing activities was $0.6 million. This was primarily driven by proceeds from the exercise of common stock options and the employee stock purchase plan of $1.5 million, which was partially offset by $0.8 million of principal payments on the term loan payable.

During the year ended December 31, 2020, cash provided by financing activities was $408.5 million. This consisted primarily of net proceeds received from the issuance of our common stock in connection with our initial public offering of $255.7 million, net proceeds received from the issuance of shares of our redeemable convertible preferred stock of $153.4 million, and proceeds from the exercise of common stock options of $0.2 million, which were partially offset by principal payments on the term loan payable of $0.7 million.

Future Funding Requirements

We believe that our cash, cash equivalents, restricted cash, and investments of $319.1 million at December 31, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026 following the Restructuring Plan. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates, and in particular future clinical trials for SBT8230;
•
the number and characteristics of product candidates that we pursue;
•
the outcome, timing and costs of seeking FDA, EMA and any other regulatory approvals;
•
the costs of manufacturing our product candidates and commercial manufacturing activities;
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
•
our costs associated with expanding our facilities or building out our laboratory space;
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

Material Cash Requirements

Our material cash requirements include the following contractual and other obligations as of December 31, 2021:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations (1)	$6,917	$1,481	$4,250	$1,186	$—
Total	$6,917	$1,481	$4,250	$1,186	$—
(1)
Refer to Note 6 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Under our license agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sales of products developed under those agreements. As of December 31, 2021 and 2020, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above. For additional details regarding these agreements, see Part I, Item 1 of this Annual Report on Form 10-K under the section titled “License Agreement”.

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

We enter into contracts in the normal course of business with vendors for clinical studies, preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the table above.

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

Our significant accounting policies are more fully described in Note 2 to our audited financial statements appearing in Part II, Item 8 of this Annual Report on Form-10-K. Not all of our significant accounting policies require that we make estimates and assumptions that we believe are critical accounting estimates. Our estimates relating to research and development expenses, stock-based compensation, and income taxes have had or are reasonably likely to have a material impact on our financial statements and we consider them to be our critical accounting policies and critical accounting estimates.

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

As of December 31, 2021, we had net operating loss carryforwards for income tax purposes of approximately $160.3 million. If not used, $18.2 million of this carryforward will begin to expire in 2036 and $142.1 million has no expiration. We also have research and development tax credits of approximately $2.7 million which will begin to expire in 2037 if left unused.

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

As of December 31, 2021, we did not have any liabilities for unrecognized income tax benefits associated with uncertain tax positions, including any interest and penalties.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Silverback Therapeutics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Silverback Therapeutics, Inc. (the Company), as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Seattle, Washington

March 31, 2022

Silverback Therapeutics, Inc.

Balance Sheets

(in thousands, except share and par value data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$254,045	$386,569
Prepaid expenses and other current assets	7,447	4,087
Total current assets	261,492	390,656
Investments	64,780	—
Restricted cash	250	350
Right-of-use assets	4,733	2,180
Property and equipment, net	2,212	1,618
Total assets	$333,467	$394,804
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,078	$2,583
Accrued expenses	11,727	5,278
Term loan payable, net	—	844
Current portion of lease liability	1,087	896
Total current liabilities	14,892	9,601
Lease liability, net of current portion	4,760	2,326
Total liabilities	19,652	11,927
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.0001 par value per share; 10,000,000 shares authorized at December 31, 2021 and 2020; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at December 31, 2021 and 2020, 35,133,934 and 34,801,537 shares issued and 35,107,651 and 34,701,274 shares outstanding at December 31, 2021 and 2020, respectively	4	3
Additional paid-in capital	500,349	479,608
Accumulated other comprehensive loss	(326)	—
Accumulated deficit	(186,212)	(96,734)
Total stockholders’ equity	313,815	382,877
Total liabilities and stockholders’ equity	$333,467	$394,804

The accompanying notes are an integral part of these financial statements.

Silverback Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020
Operating expenses:
Research and development	$61,501	$24,577
General and administrative	28,083	8,341
Total operating expenses	89,584	32,918
Loss from operations	(89,584)	(32,918)
Interest income (expense), net	106	(29)
Net loss	$(89,478)	$(32,947)
Unrealized loss on available-for-sale securities	(326)	—
Comprehensive loss attributable to common stockholders	$(89,804)	$(32,947)
Net loss per share attributable to common stockholders, basic and diluted	$(2.56)	$(11.33)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	34,926,403	2,907,542

The accompanying notes are an integral part of these financial statements.

Silverback Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’ 'Equity
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	(Deficit)
Balance as of January 1, 2020	15,714,283	$53,174	664,431	$—	$5,010	$—	$(63,787)	$(58,777)
Issuance of Series B redeemable convertible preferred stock for cash, net of $76 in issuance costs (Note 8)	31,760,528	68,401	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock upon conversion of convertible notes	4,673,388	10,095	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock upon conversion of convertible notes	24,926,685	84,897	—	—	—	—	—	—
Redeemable convertible preferred stock converted into shares of common stock	(77,074,884)	(216,567)	20,758,098	2	216,565	—	—	216,567
Initial public offering of common stock, net of $22,386 in issuance costs	—	—	13,225,000	1	255,338	—	—	255,339
Exercise of common stock options and vesting of early exercised common stock options	—	—	53,745	—	55	—	—	55
Stock-based compensation	—	—	—	—	2,640	—	—	2,640
Net loss and comprehensive loss	—	—	—	—	—	—	(32,947)	(32,947)
Balance as of December 31, 2020	—	$—	34,701,274	$3	$479,608	$—	$(96,734)	$382,877
Exercise of common stock options, shares issued under the employee stock purchase plan, and vesting of early exercised common stock options	—	—	406,377	1	1,554	—	—	1,555
Stock-based compensation	—	—	—	—	19,187	—	—	19,187
Net loss and comprehensive loss	—	—	—	—	—	(326)	(89,478)	(89,804)
Balance as of December 31, 2021	—	$—	35,107,651	$4	$500,349	$(326)	$(186,212)	$313,815

The accompanying notes are an integral part of these financial statements

Silverback Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(89,478)	$(32,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	783	637
Stock-based compensation	19,187	2,640
Non-cash lease expense	1,146	1,073
Amortization of debt issuance costs	2	31
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,360)	(3,535)
Accounts payable and accrued expenses	6,034	1,790
Lease liability	(1,074)	(885)
Net cash used in operating activities	(66,760)	(31,196)
Cash flows from investing activities:
Purchases of available-for-sale securities	(65,106)	—
Purchase of property and equipment	(1,372)	(917)
Net cash used in investing activities	(66,478)	(917)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	153,351
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	258,284
Payment of deferred offering costs	—	(2,606)
Principal payments on term loan payable	(846)	(700)
Proceeds from exercise of common stock options and employee stock purchase plan	1,460	177
Net cash provided by financing activities	614	408,506
Change in cash, cash equivalents, and restricted cash	(132,624)	376,393
Cash, cash equivalents, and restricted cash at beginning of period	386,919	10,526
Cash, cash equivalents, and restricted cash at end of period	$254,295	$386,919
Supplemental disclosure of cash flow information:
Unpaid initial public offering costs included in accounts payable and accrued expenses	$—	$339
Right-of-use assets and lease liabilities recognized	$3,699	$—
Issuance of Series B redeemable convertible preferred stock upon conversion of convertible notes	$—	$10,095
Conversion of redeemable convertible preferred stock upon closing of initial public offering	$—	$216,567

The accompanying notes are an integral part of these financial statements.

Silverback Therapeutics, Inc.

Notes to Financial Statements

1. Nature of Business

Silverback Therapeutics, Inc. (“Silverback” or “the Company”) is a biopharmaceutical company focused on leveraging its proprietary ImmunoTAC technology platform to develop systemically delivered, tissue targeted therapeutics for the treatment of chronic viral infections, cancer, and other serious diseases. The Company’s ImmunoTAC platform is the result of a focused effort to discover ways to systemically deliver disease-modifying small molecules in a directed fashion to sites of disease. The Company’s platform enables it to strategically pair proprietary linker-payloads that modulate key disease-modifying pathways with monoclonal antibodies directed to specific disease sites. The Company was formed in Seattle, Washington and incorporated in the state of Delaware on January 4, 2016.

Initial Public Offering

In December 2020, the Company completed its initial public offering of common stock (“IPO”) of 13,225,000 shares of common stock at a public offering price of $21.00 per share, resulting in net proceeds of $255.3 million after deducting underwriting discounts and commissions and offering expenses paid by the Company.

In connection with the IPO, all 77,074,884 shares of redeemable convertible preferred stock outstanding at the time of the IPO converted into 20,758,098 shares of the Company’s common stock. Additionally, in November 2020, the Company’s Board of Directors approved an amendment to the Company’s certificate of incorporation to effect a reverse split of shares of the Company’s common stock on a one-for-3.713 basis, which was effected on November 30, 2020 (the “Reverse Stock Split”) in anticipation of the IPO. All references to common stock and options to purchase common stock share data, per share data, and related information contained in the financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses since its inception and had an accumulated deficit of $186.2 million as of December 31, 2021. The Company had cash, cash equivalents, restricted cash, and investments of $319.1 million as of December 31, 2021 and has not generated positive cash flows from operations. To date, the Company has funded its operations primarily through the issuance of redeemable convertible preferred stock, convertible notes, and the sale of common stock in connection with the IPO. The Company’s currently available cash, cash equivalents, restricted cash, and investments as of December 31, 2021 are sufficient to meet its anticipated cash requirements for at least the 12 months following the date the financial statements are issued. Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least 12 months from the date the financial statements are issued.

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

The full extent to which the coronavirus (“COVID-19”) pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, clinical trial and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. The Company has considered potential impacts arising from the COVID-19 pandemic and is not presently aware of any events or circumstances that would require the Company to update its estimates, judgments or revise the carrying value of its assets or liabilities.

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

Cash and Cash Equivalents

Cash equivalents are comprised of short-term, highly-liquid investments with maturities of 90 days or less at the date of purchase. At December 31, 2021 and December 31, 2020, the Company’s cash equivalents consisted of money market funds.

Restricted Cash

Restricted cash consists of a deposit securing a collateral letter of credit issued in connection with the operating lease for the Company’s headquarters.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the amounts shown in the statements of cash flows (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$254,045	$386,569
Restricted cash	250	350
Total cash and cash equivalents and restricted cash	$254,295	$386,919

Investments

The Company invests excess cash in investment grade intermediate-term fixed income securities. These investments are included in long-term investments on the balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive loss. Realized gains and losses on the sale of these securities are recognized in net loss.

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

Prepaid Expenses and Other Assets

Prepaid expenses consist primarily of operating expenses paid in advance of when services are provided.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and ROU assets. These assets are reviewed for impairment whenever facts or circumstances either internally or externally may suggest that the carrying value of an asset or asset group may not be recoverable. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company has not recognized any impairment losses through December 31, 2021.

Research and Development Expenses

All research and development costs are expensed in the period incurred. Research and development expenses consist primarily of direct and indirect costs incurred in connection with the development of the Company’s ImmunoTAC technology platform, discovery efforts, and preclinical study and clinical trial activities related to the Company’s program pipeline. Direct costs include expenses incurred under agreements with CROs and other vendors that conduct the Company’s preclinical and clinical activities, expenses associated with manufacturing the Company’s product candidates including under agreements with contract development and manufacturing organizations (“CDMOs”) and other vendors, and consulting fees. Indirect costs include personnel-related expenses, consisting of employee salaries, bonuses, benefits, and stock-based compensation expense and recruiting costs for personnel engaged in research and development activities, facility and equipment related expenses, consisting of indirect and allocated expenses for rent, depreciation, and equipment maintenance, and other unallocated research and development expenses incurred in connection with the Company’s research and development programs, including laboratory materials and supplies and license fees. Research and development expenses are charged to operating expenses as incurred when these expenditures relate to the Company’s research and development efforts and have no alternative future uses.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. The Company did not have any uncertain tax positions as of December 31, 2021 and 2020.

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

Level 3: Unobservable inputs that are supported by little or no market activity.

The following table identifies the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

December 31, 2021	Level	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds	1	$253,945	$—	$—	$253,945
Long-term investments - U.S. Treasury securities	1	65,106	—	(326)	64,780
Total		319,051	—	(326)	318,725
December 31, 2020
Money market funds	1	$386,369	$—	$—	$386,369

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

4. Property and Equipment, Net

Property and equipment are summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Furniture and fixtures	$367	$269
Laboratory equipment	4,679	3,401
Property and equipment, gross	5,046	3,670
Less accumulated depreciation	(2,834)	(2,052)
Total property and equipment, net	$2,212	$1,618

Depreciation expense was $0.8 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Research and development expenses	$6,528	$2,063
Employee compensation and benefits	4,605	2,634
Professional services and other	594	581
Total accrued expenses	$11,727	$5,278

6. Leases

The Company leases office and laboratory space in Seattle, Washington. The components of lease expense and related cash flows were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Lease expense
Operating lease expense	$1,452	$1,388
Variable lease expense	459	386
Total lease expense	1,911	1,774
Operating cash outflows from operating leases	$1,841	$1,591

On July 1, 2021, the Company entered into a sublease agreement for additional office space in Seattle, Washington. The commencement date of the sublease was August 1, 2021. The contractual term of the sublease is two years with an option to extend for one additional year and an option to terminate after one year subject to a termination fee. The annual minimum rent payable by the Company under the sublease is $0.3 million annually. The ROU asset obtained in exchange for the new operating lease liability was $0.6 million as of the lease commencement date.

The weighted-average remaining term on the Company's leases was 4.7 years and 1.8 years as of December 31, 2021 and 2020, respectively. To compute the present value of the lease liabilities, the Company used weighted average discount rates of 7.5% and 8.5% as of December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, there was a change in the expected lease term of the Company’s Seattle, Washington headquarters, whereby the Company became reasonably certain that it will not exercise its option to terminate the lease. As a result, the ROU asset and lease liability were remeasured using the present value of the remaining lease payments. The re-measurement resulted in an addition to the ROU asset and lease liability of $3.1 million. The change in the expected lease term has no effect on the classification of the lease.

Future minimum commitments due under the operating lease agreements as of December 31, 2021 are as follows (in thousands):

Years Ended December 31,	Amount
2022	1,481
2023	1,513
2024	1,348
2025	1,389
Thereafter	1,186
Total undiscounted lease payments	6,917
Present value adjustment	(1,070)
Total present value of lease payments	$5,847

7. Term Loan Payable

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

8. Stockholders’ Equity (Deficit)

Authorized Shares

The Company’s current Amended and Restated Certificate of Incorporation authorizes 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Redeemable Convertible Preferred Stock

Prior to its conversion to common stock in December 2020, the Company’s redeemable convertible preferred stock was classified as mezzanine equity on the Company’s balance sheets as the shares are contingently redeemable upon a deemed liquidation such as a change in control and in that event, there is no guarantee that all stockholders would be entitled to receive the same form of consideration. No accretion to redemption value was recorded during the year ended December 31, 2020 as a deemed liquidation event was not considered probable.

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

Common Stock

The Company has reserved shares of common stock for the following potential future issuances:

	December 31, 2021	December 31, 2020
Shares underlying outstanding equity awards	6,370,873	6,316,569
Shares available for future equity award grants	2,931,012	1,506,806
Shares underlying early exercised equity awards	26,283	100,263
Shares underlying ESPP withholdings	—	4,393
Total	9,328,168	7,928,031

9. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2021	2020
Research and development expense	$8,331	$1,180
General and administrative expense	10,856	1,460
Total stock-based compensation expense	$19,187	$2,640

As of December 31, 2021, the total unrecognized stock-based compensation expense was $50.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.49 years.

Stock Option Awards

As of December 31, 2021, the Company’s equity incentive plans authorized a total of 9,564,798 shares, of which 2,931,012 shares are available for future grant, and 6,370,873 shares are outstanding. Not included in the outstanding option balance are 26,283 shares pursuant to stock options that were early exercised and subject to repurchase that remain unvested as of December 31, 2021.

Stock options granted under the Company’s equity incentive plans expire no later than 10 years from the date of grant and generally vest over a four year period, with vesting either occurring at a rate of 25% at the end of the first and thereafter in 36 equal monthly installments or on a monthly basis. In the case of awards granted to our non-employee board members, vesting generally occurs on a monthly basis over three years or in full on an annual basis. The Company issues new shares of common stock upon the exercise of stock options.

A summary of the Company’s stock option activity for the year ended December 31, 2021 is as follows (in thousands, except share and per share data and years):

	Stock Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	6,316,569	$10.93
Granted	511,773
Exercised	(261,567)
Cancelled	(195,902)
Balance at December 31, 2021	6,370,873	12.82	8.58	11,385,117
Vested at December 31, 2021	1,974,776	$9.60	8.14	$4,887,808

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at December 31, 2021. The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $7.7 million and $0.1 million, respectively.

The weighted-average grant date fair value per share of option grants for the years ended December 31, 2021 and 2020 was $22.15 and $10.50, respectively. The total fair value of shares vested during the years ended December 31, 2021 and 2020 was $17.0 million and $1.1 million, respectively.

The grant date fair value of stock options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2021	2020
Expected term (in years)	6.0	6.0
Expected volatility	79%	80%
Risk-free interest rate	0.98%	0.51%
Expected dividend yield	—	—

The fair value of stock options was determined using the Black-Scholes option-pricing model and the assumptions below. Each of these inputs is subjective and generally requires significant judgement.

Fair Value of Common Stock. Prior to the Company's initial public offering in 2020, the grant date fair market value of the shares of common stock underlying stock options was determined by the Company’s board of directors. Following the closing of the Company’s IPO, the fair market value of the Company's common stock is based on its closing price as reported on the date of grant on the primary stock exchange on which the Company’s common stock is traded. Prior to the Company’s IPO, because there was no public market for the Company’s common stock, the board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which included contemporaneous valuations performed by an independent third-party, the Company’s results of operations and financial position, including its levels of available capital resources, its stage of development and material risks related to the Company’s business, progress of the Company’s research and development activities, the Company’s business conditions and projections, the lack of marketability of the Company’s common stock and preferred stock as a private company, the prices at which the Company sold shares of its redeemable convertible preferred stock to outside investors in arms-length transactions, the rights, preferences and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock, the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry, the likelihood of achieving a liquidity event for the Company’s securityholders, such as an IPO or a sale of the company, given prevailing market conditions, the hiring of key personnel and the experience of management, trends and developments in the Company’s industry and external market conditions affecting the life sciences and biotechnology industry sectors.

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

Employee Stock Purchase Plan

In November 2020, the Company’s board of directors and stockholders approved and adopted the 2020 ESPP. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase.

As of December 31, 2021, a total of 698,015 shares were reserved under the ESPP, of which 627,185 shares are available for future issuance and 70,830 shares have been issued. The weighted average per share fair value rights granted during the year ended December 31, 2021 was $15.95.

In determining the grant date fair value of shares to be issued under the ESPP, the Company uses the Black-Scholes option pricing model. The Black-Scholes inputs are determined in the same manner as for stock option awards. The weighted average inputs used for the ESPP for the year ended December 31, 2021, were as follows:

	Years Ended December 31,
	2021	2020
Expected term (in years)	1.2	1.2
Expected volatility	81%	82%
Risk-free interest rate	0.14%	0.11%
Expected dividend yield	—	—

10. Income Taxes

The Company’s effective tax rates for the years ended December 31, 2021 and 2020 differ from the U.S. federal statutory rate as follows (in thousands):

	Years Ended December 31,
	2021	2020
Tax at the federal statutory rate	$(18,790)	$(6,919)
Benefit from R&D tax credits	(1,244)	(586)
Stock-based compensation	1,102	331
Non-deductible executive compensation	817	—
Other temporary and permanent differences	33	21
Change in valuation allowance	18,082	7,153
Total provision for income taxes	$—	$—

The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	33,671	18,832
Lease liability	1,228	677
R&D tax credit carryforward	2,746	1,502
Share-based compensation	2,151	227
Other deferred tax assets	237	109
Total deferred tax assets	40,033	21,347
Deferred tax liabilities - Right of use asset	(994)	(458)
Valuation allowance	(39,039)	(20,889)
Net deferred tax assets	$—	$—

At December 31, 2021, the Company had net operating loss carryforwards for income tax purposes of approximately $160.3 million. If not used, $18.2 million of this carryforward will begin to expire in 2036 and $142.1 million has no expiration. At December 31, 2021, the Company also had research and development tax credits of approximately $2.7 million which will begin to expire in 2037 if left unused. The Company did not have any foreign tax provision and did not generate material net operating losses in any states with an income tax.

FASB ASC 740 requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses the realization is “more likely than not.” Realization of the future tax benefits from the net operating losses or credit carryforwards, if any, is dependent on the Company’s ability to generate sufficient taxable income within the applicable carryforward period. Because of the Company’s recent history of operating losses, the Company maintains a full valuation allowance in the amount of $39.0 million and $20.9 million for the years ended December 31, 2021 and 2020, respectively.

The Company may have already experienced one or more ownership changes. Depending on the timing of any future utilization of its carryforwards, the Company may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. However, the Company does not believe such limitations will cause its carryforwards to expire unutilized.

Future changes in the Company’s stock ownership as well as other changes that may be outside the Company’s control could potentially result in further limitations on the Company’s ability to utilize its net operating loss and tax credit carryforwards.

As of December 31, 2021 and 2020, the Company did not have any liabilities for unrecognized income tax benefits associated with uncertain tax positions, including any interest and penalties.

11. Licensing Agreement

Cell Line License Agreement with WuXi Biologics (Hong Kong) Limited

In October 2019, the Company entered into a cell line license agreement with WuXi Biologics (Hong Kong) Limited (“WuXi Bio”). Under the license agreement, WuXi Bio granted the Company a non-exclusive, worldwide, sublicensable, under certain of WuXi Bio’s intellectual property rights, know-how and biological materials (“WuXi Bio Licensed Technology”), to make, use, sell, offer for sale and import a product developed through the use of the WuXi Bio Licensed Technology (“WuXi Bio Licensed Product”). The WuXi Bio Licensed Technology is currently used to manufacture a component of the Company’s ImmunoTAC platform. The Company has paid an aggregate of $150,000 in license fees that were recorded in research and development expense when incurred.

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

On November 5, 2021, a securities class action complaint was filed against the Company and certain of the Company's officers and directors in the U.S. District for the Western District of Washington, captioned Dresner v. Silverback Therapeutics, Inc., et al., Case No. 2:21-cv-01499. The complaint alleges that between December 3, 2020 and September 10, 2021, the Company and certain of the Company's officers and directors violated (1) Sections 11 and 15 of the Securities Act of 1933, as amended; and (2) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission (“SEC”) Rule 10b-5 promulgated thereunder, by making allegedly false and misleading statements in various SEC filings and press releases regarding the clinical and commercial prospects of the Company’s product candidate, SBT6050, which is now discontinued. The complaint seeks unspecified damages and interest, as well as attorneys’ fees and other costs. The court recently appointed lead plaintiff and lead plaintiff's counsel. The Company and the other defendants have not yet filed a response to the complaint, and do not anticipate doing so until after the filing of an amended complaint.

The Company cannot predict the outcome of this suit, and failure by the Company to obtain a favorable resolution could have a material adverse effect on its business, results of operations and financial condition. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of December 31, 2021.

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

COVID-19

The global COVID-19 pandemic continues to rapidly evolve, and management continue to monitor the situation closely. The extent of the impact of COVID-19 on the Company’s business, operations, planned preclinical studies and clinical trials, and manufacturing timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s CROs, third-party manufacturers, supply chains necessary for research and development and manufacturing, and other third parties with whom the Company does business, as well as its impact on regulatory authorities and the Company’s key scientific and management personnel. For example, the COVID-19 pandemic has caused the cost of obtaining animals for our preclinical studies to increase dramatically and, if the shortage continues, could also result in delays to our development timelines.

To the extent possible, management is conducting business as usual, with necessary or advisable modifications to employee travel and some of the Company’s non-lab based employees working remotely. Management will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter Company operations, including those that may be required by federal, state or local authorities, or that management determines are in the best interests of the Company’s employees and other third parties with whom the Company does business. At this point, the extent to which the COVID-19 pandemic may further affect the Company’s business, operations and clinical development timelines and plans, including the resulting impact on Company expenditures and capital needs, remains uncertain and is subject to change.

13. Employee Benefit Plans

The Company maintains a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended, for the Company’s U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the IRS annual limits. The Company did not match contributions made by employees through December 31, 2021. The Company began matching 4% of employee contributions in 2022.

14. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	As of December 31,
	2021	2020
Common stock options	6,370,873	6,316,569
Unvested common stock	26,283	100,263
ESPP withholdings	—	4,393
Total potentially dilutive shares	6,397,156	6,421,225

15. Subsequent Events

Subsequent to December 31, 2021 through March 31, 2022, the Company’s board of directors approved the grant of options to purchase an aggregate of 1,815,926 shares of common stock at an exercise price of $4.85 per share. The unrecognized stock-based compensation expense for these grants is approximately $5.9 million. Additionally, the Company’s board of directors approved the grant of 266,744 restricted stock units. The unrecognized stock-based compensation expense for these awards is approximately $1.3 million.

On March 28, 2022, the Company’s board of directors approved a corporate restructuring plan to discontinue the Company’s clinical development programs for SBT6050 and SBT6290 and to prioritize resources on the development of SBT8230 and early-stage discovery programs (the “Restructuring Plan”). In connection with the Restructuring Plan, the Company’s workforce will be reduced by 27%, with substantially all of the reduction in personnel expected to be completed by July 15, 2022. The Company initiated the reduction in force on March 31, 2022 and expects to provide severance payments, continuation of group health insurance coverage, and other benefits for a specified period to the affected employees. The Company currently estimates that it will incur costs of approximately $2.0 million for termination benefits related to the Restructuring Plan, all of which will be cash expenditures paid in 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 28, 2022, our board of directors approved a corporate restructuring plan to discontinue our clinical development programs for SBT6050 and SBT6290 and to prioritize resources on the development of SBT8230 and early-stage discovery programs (the Restructuring Plan). In connection with the Restructuring Plan, our workforce will be reduced by 27%, with substantially all of the reduction in personnel expected to be completed by July 15, 2022. We initiated the reduction in force on March 31, 2022 and expect to provide severance payments, continuation of group health insurance coverage, and other benefits for a specified period to the affected employees. We currently estimate that we will incur costs of approximately $2.0 million for termination benefits related to the Restructuring Plan, all of which will be cash expenditures.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item and not set forth below will be set forth in the sections headed Election of Directors and Executive Officers contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2021 (the Proxy Statement) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be set forth in our Proxy Statement in the sections headed Executive Compensation and Summary Compensation Table for Fiscal 2021 and 2020 contained in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be set forth in the sections headed Security Ownership of Certain Beneficial Owners and Management, Executive Compensation, and Non-Employee Director Compensation contained in our Proxy Statement and is incorporated herein by reference.

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

4.4	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 29, 2021).
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

10.11+

Silverback Therapeutics, Inc. 2020 Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1 (File No. 333-250009), as amended, filed with the SEC on November 10, 2020).

10.12+

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1 (File No. 333-250009), as amended, filed with the SEC on November 30, 2020).

10.13**

Amendment No. 1 to Cell Line License Agreement, by and between the registrant and WuXi Biologics (Hong Kong) Limited, dated January 12, 2021 (incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 29, 2021).

10.14¥

Sublease Agreement, by and between the registrant and Delta Dental of Washington, dated July 1, 2021 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2021.

10.15+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Silverback Therapeutics, Inc. 2020 Equity Incentive Plan.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SILVERBACK THERAPEUTICS, INC.

Date: March 31, 2022	By:	/s/ Laura Shawver, Ph.D.
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

Name	Title	Date
/s/ Laura Shawver, Ph.D.	Chief Executive Officer and Director	March 31, 2022
Laura Shawver, Ph.D.	(Principal Executive Officer)

/s/ Jonathan Piazza	Chief Financial Officer	March 31, 2022
Jonathan Piazza	(Principal Financial Officer)

/s/ Russ Hawkinson	Senior Vice President of Finance	March 31, 2022
Russ Hawkinson	(Principal Accounting Officer)

/s/ Peter Thompson, M.D.	Chairman of the Board of Directors	March 31, 2022
Peter Thompson, M.D.

/s/ Vickie L. Capps	Director	March 31, 2022
Vickie L. Capps

/s/ Robert Hershberg, M.D., Ph.D.	Director	March 31, 2022
Robert Hershberg, M.D., Ph.D.

/s/ Saqib Islam, J.D.	Director	March 31, 2022
Saqib Islam, J.D.

/s/ Andrew Powell, J.D.	Director	March 31, 2022
Andrew Powell, J.D.

/s/ Jonathan Root, M.D.	Director	March 31, 2022
Jonathan Root, M.D.

/s/ Thilo Schroeder, Ph.D.	Director	March 31, 2022
Thilo Schroeder, Ph.D.

/s/ Maria Koehler, M.D., Ph.D.	Director	March 31, 2022
Maria Koehler, M.D., Ph.D.