Form 10-Q
period 2022-03-31
Silverback Therapeutics, Inc.
filed 2022-05-12
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022 there were 35,145,281 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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
•
our ability to obtain and maintain regulatory approval of product candidates arising from our ImmunoTAC technology platform, including our SBT8230 program, in any of the indications for which we plan to develop them;
•
our ability to obtain funding for our operations, including funding necessary to commence and complete our planned clinical trials, conduct additional manufacturing and conduct preclinical studies of any of our product candidates, including our SBT8230 program;
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
•
the performance of our third-party service providers, including our contract research organizations (“CROs”), suppliers, and manufacturers;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Silverback Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$233,989	$254,045
Short-term investments	19,858	—
Prepaid expenses and other current assets	7,485	7,447
Total current assets	261,332	261,492
Long-term investments	43,973	64,780
Restricted cash	250	250
Right-of-use asset	4,484	4,733
Property and equipment, net	2,430	2,212
Total assets	$312,469	$333,467
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,631	$2,078
Accrued expenses	11,054	11,727
Current portion of lease liability	1,123	1,087
Total current liabilities	14,808	14,892
Lease liability, net of current portion	4,431	4,760
Total liabilities	19,239	19,652
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.0001 par value per share; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021, 35,145,281 and 35,133,934 shares issued and 35,123,330 and 35,107,651 shares outstanding at March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	505,317	500,349
Accumulated other comprehensive loss	(1,248)	(326)
Accumulated deficit	(210,843)	(186,212)
Total stockholders’ equity	293,230	313,815
Total liabilities and stockholders’ equity	$312,469	$333,467

The accompanying notes are an integral part of these unaudited condensed financial statements.

Silverback Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$16,897	$12,239
General and administrative	7,801	6,646
Total operating expenses	24,698	18,885
Loss from operations	(24,698)	(18,885)
Interest income, net	67	18
Net loss	$(24,631)	$(18,867)
Unrealized loss on available-for-sale securities	(922)	—
Comprehensive loss	$(25,553)	$(18,867)
Net loss per share, basic and diluted	$(0.70)	$(0.54)
Weighted-average shares used in computing net loss per share, basic and diluted	35,114,131	34,773,950

The accompanying notes are an integral part of these unaudited condensed financial statements.

Silverback Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 1, 2022	35,107,651	$4	$500,349	$(326)	$(186,212)	$313,815
Exercise of common stock options and vesting of early exercised common stock options	15,679	—	19	—	—	19
Stock-based compensation	—	—	4,949	—	—	4,949
Other comprehensive loss	—	—	—	(922)	—	(922)
Net loss	—	—	—	—	(24,631)	(24,631)
Balance as of March 31, 2022	35,123,330	$4	$505,317	$(1,248)	$(210,843)	$293,230

	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 1, 2021	34,701,274	$3	$479,608	$—	$(96,734)	$382,877
Exercise of common stock options and vesting of early exercised common stock options	125,930	—	254	—	—	254
Stock-based compensation	—	—	4,285	—	—	4,285
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	(18,867)	(18,867)
Balance as of March 31, 2021	34,827,204	$3	$484,147	$—	$(115,601)	$368,549

The accompanying notes are an integral part of these unaudited condensed financial statements

Silverback Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(24,631)	$(18,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	207	187
Stock-based compensation	4,949	4,285
Non-cash lease expense	249	280
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(38)	(54)
Accounts payable and accrued expenses	(186)	2,208
Lease liability	(293)	(240)
Net cash used in operating activities	(19,743)	(12,201)
Cash flows from investing activities:
Purchase of property and equipment	(332)	(35)
Net cash used in investing activities	(332)	(35)
Cash flows from financing activities:
Principal payments on term loan payable	—	(350)
Proceeds from exercise of common stock options and employee stock purchase plan	19	222
Net cash provided by financing activities	19	(128)
Change in cash, cash equivalents, and restricted cash	(20,056)	(12,364)
Cash, cash equivalents, and restricted cash at beginning of period	254,295	386,919
Cash, cash equivalents, and restricted cash at end of period	$234,239	$374,555
Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable and accrued expenses	$66	$136

The accompanying notes are an integral part of these unaudited condensed financial statements.

Silverback Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

1. Nature of Business

Silverback Therapeutics, Inc. (“Silverback” or “the Company”) is a biopharmaceutical company focused on leveraging its proprietary ImmunoTAC technology platform to develop systemically delivered and tissue targeted therapeutics for the treatment of chronic viral infections, cancer, and other serious diseases. The Company’s ImmunoTAC platform is the result of a focused effort to discover ways to systemically deliver disease-modifying small molecules in a directed fashion to sites of disease. The Company’s platform enables it to strategically pair proprietary linker-payloads that modulate key disease-modifying pathways with monoclonal antibodies directed at specific disease sites. The Company was formed in Seattle, Washington and incorporated in the state of Delaware on January 4, 2016.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses since its inception and had an accumulated deficit of $210.8 million as of March 31, 2022. The Company had cash, cash equivalents, restricted cash, and investments of $298.1 million as of March 31, 2022 and has not generated positive cash flows from operations. To date, the Company has funded its operations primarily through the issuance of redeemable convertible preferred stock, convertible notes, and the sale of common stock in connection with the Company’s initial public offering (“IPO”). The Company’s currently available cash, cash equivalents, restricted cash, and investments as of March 31, 2022 are sufficient to meet its anticipated cash requirements for at least the 12 months following the date the financial statements are issued. Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least 12 months from the date the financial statements are issued.

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

Corporate Restructuring Plan

On March 28, 2022, the Company’s board of directors approved a corporate restructuring plan to discontinue the Company’s clinical development programs for SBT6050 and SBT6290 and to prioritize resources on the development of the Company’s SBT8230 program and early-stage discovery programs (the “Restructuring Plan”). In connection with the Restructuring Plan, the Company’s workforce will be reduced by 27%, with substantially all of the reduction in personnel expected to be completed by July 15, 2022. The Company initiated the reduction in force on March 31, 2022 and expects to provide severance payments, continuation of group health insurance coverage, and other benefits for a specified period to the affected employees.

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

Unaudited Interim Condensed Financial Statements

The accompanying condensed balance sheet as of March 31, 2022, the condensed statements of operations and comprehensive loss and condensed statements of stockholders’ equity (deficit) for the three months ended March 31, 2022 and 2021, and the condensed statements of cash flows for the three months ended March 31, 2022 and 2021, are unaudited. The balance sheet as of December 31, 2021 was derived from the audited financial statements as of and for the year ended December 31, 2021. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2022, the condensed results of its operations for the three months ended March 31, 2022 and 2021, and its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are also unaudited. The condensed results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other period.

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

Cash and Cash Equivalents

Cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less at the date of purchase. At March 31, 2022 and December 31, 2021, the Company’s cash equivalents consisted of money market funds.

Restricted Cash

Restricted cash consists of a deposit securing a collateral letter of credit issued in connection with the Company’s facility operating lease.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed balance sheets that sum to the amounts shown in the condensed statements of cash flows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$233,989	$254,045
Restricted cash	250	250
Total cash and cash equivalents and restricted cash	$234,239	$254,295

Investments

The Company invests excess cash in investment grade intermediate-term fixed income securities. These investments are included in short-term and long-term investments on the condensed balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive loss. Realized gains and losses on the sale of these securities are recognized in net loss. Securities with a maturity date within 1 year of the balance sheet date are classified as short-term.

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

Research and Development Expenses

All research and development costs are expensed in the period incurred. Research and development expenses consist primarily of direct and indirect costs incurred in connection with the development of the Company’s ImmunoTAC technology platform, discovery efforts, and preclinical study and clinical trial activities related to the Company’s program pipeline. Direct costs include expenses incurred under agreements with CROs and other vendors that conduct the Company’s preclinical and clinical activities, expenses associated with manufacturing the Company’s product candidates including under agreements with contract development and manufacturing organizations and other vendors, and consulting fees. Indirect costs include personnel-related expenses, consisting of employee salaries, bonuses, benefits, and stock-based compensation expense and recruiting costs for personnel engaged in research and development activities, facility and equipment related expenses, consisting of indirect and allocated expenses for rent, depreciation, and equipment maintenance, and other unallocated research and development expenses incurred in connection with the Company’s research and development programs, including laboratory materials and supplies and license fees. Research and development expenses are charged to operating expenses as incurred when these expenditures relate to the Company’s research and development efforts and have no alternative future uses.

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

Level 3: Unobservable inputs that are supported by little or no market activity.

The following table identifies the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

March 31, 2022	Level	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds	1	$233,989	$—	$—	233,989
Short-term investments - U.S. Treasury securities	1	20,118	—	(260)	19,858
Long-term investments - U.S. Treasury securities	1	44,961	—	(988)	43,973
Total		299,068	—	(1,248)	297,820
December 31, 2021
Money market funds	1	253,945	—	—	253,945
Long-term investments - U.S. Treasury securities	1	65,106	—	(326)	64,780
Total	1	$319,051	$—	$(326)	$318,725

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the periods presented.

The investments U.S. Treasury securities designated as short-term investments have an effective maturity date equal to or less than one year from the respective balance sheet date. Those designated as long-term investments have an effective maturity date that is more than one year, but less than two years, from the respective balance sheet date. The Company evaluated its investments for other-than-temporary impairment and considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. For the investments, it is not more-likely-than-not that the Company will be required to sell the investments, and the Company does not intend to do so prior to the recovery of the amortized cost basis.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Research and development expenses	$7,928	$6,528
Employee compensation and benefits	2,078	4,605
Professional services and other	1,048	594
Total accrued expenses	$11,054	$11,727

5. Leases

The Company leases office and laboratory space in Seattle, Washington. The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease expense
Operating lease expense	$356	$347
Variable lease expense	135	106
Total lease expense	491	453
Operating cash outflows from operating leases	$518	$421

The weighted-average remaining term on the Company’s leases was 4.5 years as of March 31, 2022. To compute the present value of the lease liabilities, the Company used a weighted average discount rate of 7.4% as of March 31, 2022.

Future minimum commitments due under the operating lease agreements as of March 31, 2022 are as follows (in thousands):

Years Ending December 31,	Amount
2022 (remaining 9 months)	1,080
2023	1,513
2024	1,348
2025	1,389
Thereafter	1,186
Total undiscounted lease payments	6,516
Present value adjustment	(963)
Total present value of lease payments	$5,553

On July 1, 2021, the Company entered into a sublease agreement for additional office space in Seattle, Washington. The commencement date of the sublease was August 1, 2021. The contractual term of the sublease is two years with an option to extend for one additional year and an option to terminate after one year subject to a termination fee. The annual minimum rent payable by the Company under the sublease is $0.3 million annually. The ROU asset obtained in exchange for the new operating lease liability is $0.6 million. On May 2, 2022, the Company sent a notice of termination of the sublease agreement to be effective on August 1, 2022. As of March 31, 2022, the ROU asset and lease liability recorded for the sublease agreement was $0.4 million. The Company expects to reduce the ROU asset and lease liability by approximately $0.3 million as a result of the termination.

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

7. Stockholders’ Equity (Deficit)

Common Stock

The Company has reserved shares of common stock for the following potential future issuances:

	March 31, 2022	December 31, 2021
Shares underlying outstanding equity awards	8,155,506	6,370,873
Shares available for future equity award grants	2,891,729	2,931,012
Shares underlying early exercised equity awards	21,951	26,283
Shares underlying ESPP withholdings	20,192	—
Total	11,089,378	9,328,168

8. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expense	$2,041	$1,925
General and administrative expense	2,908	2,360
Total stock-based compensation expense	$4,949	$4,285

As of March 31, 2022, the total unrecognized stock-based compensation expense was $49.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.38 years. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. We expect forfeitures to increase as a result of the Company's corporate restructuring plan.

Stock Option Awards

As of March 31, 2022, the Company’s equity incentive plans authorized a total of 11,321,495 shares, of which 2,891,729 shares are available for future grant, and 8,155,506 shares are outstanding. Not included in the outstanding option balance are 21,951 shares pursuant to stock options that were early exercised and subject to repurchase under the Company's 2016 Equity Incentive Plan that remain unvested as of March 31, 2022.

A summary of the Company’s stock option activity for the three months ended March 31, 2022 is as follows (in thousands, except share and per share data and years):

	Stock Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	6,370,873	$12.82
Granted	1,832,726	4.85
Exercised	(11,347)	1.23		$34
Cancelled	(292,277)	13.11
Balance at March 31, 2022	7,899,975	10.98	8.37	$4,500
Vested at March 31, 2022	2,360,449	10.30	7.84	$2,156

The total fair value of shares vested during the three months ended March 31, 2022 and 2021 was $4.9 million and $3.6 million, respectively. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at March 31, 2022. The weighted-average grant date fair value per share of option grants for the three months ended March 31, 2022 and 2021 was $3.26 and $33.32, respectively.

The grant date fair value of stock options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	6.0	6.0
Expected volatility	77%	83%
Risk-free interest rate	1.70%	0.72%
Expected dividend yield	—	—

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

Restricted Unit Awards

During the three months ended March 31, 2022 the Company issued restricted stock unit (“RSU”) awards to employees under the Company’s 2020 Equity Incentive Plan. There was no RSU activity during the three months ended March 31, 2021. A summary of the Company’s RSU activity for the three months ended March 31, 2022 is as follows:

	Restricted Stock Unit Awards
	Share Equivalents	Weighted- Average Grant Date Fair Value
Balance at December 31, 2021	—	$—
Granted	266,744	4.85
Cancelled	(11,213)	4.85
Balance at March 31, 2022	255,531	4.85
Vested at March 31, 2022	—	$—

The shares subject to the RSU awards will vest in equal annual installments over the four years following the grant date.

9. Licensing Agreement

Cell Line License Agreement with WuXi Biologics (Hong Kong) Limited

In October 2019, the Company entered into a cell line license agreement with WuXi Biologics (Hong Kong) Limited (“WuXi Bio”). Under the license agreement, WuXi Bio granted the Company a non-exclusive, worldwide, sublicensable, under certain of WuXi Bio’s intellectual property rights, know-how and biological materials (“WuXi Bio Licensed Technology”), to make, use, sell, offer for sale and import a product developed through the use of the WuXi Bio Licensed Technology (“WuXi Bio Licensed Product”). The WuXi Bio Licensed Technology is currently used to manufacture a component of the Company’s SBT8230 program. The Company has paid an aggregate of $150,000 in license fees that were recorded in research and development expense when incurred.

In the event the Company manufactures its commercial supplies of a product produced by the Licensed Cell Line using a manufacturer other than WuXi Bio or its affiliates, the Company will become obligated to pay WuXi Bio aggregate milestone payments, upon achievement of certain sales milestones, of up to $10.8 million.

The Company has the right to terminate the license by giving at least six months prior written notice to WuXi Bio and paying all amounts due to them through the termination date. In the event the Company fails to pay all amounts due to WuXi Bio under the license agreement and fails to pay the amounts within 30 days after receiving written notice of such failure, WuXi Bio may terminate the license with 45 days written notice to the Company. In the event either party commits a material breach under the license and fails to cure the breach within 30 days after receiving written notice from the other party of such breach, either party may terminate the license immediately upon written notice to the other party.

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

On November 5, 2021, a securities class action complaint was filed against the Company and certain of the Company's officers and directors in the U.S. District for the Western District of Washington, captioned Dresner v. Silverback Therapeutics, Inc., et al., Case No. 2:21-cv-01499. The court has appointed lead plaintiff and lead plaintiff's counsel, and plaintiff's counsel then filed the amended complaint on April 11, 2022. The amended complaint alleges that between December 3, 2020 and March 31, 2022, the Company and certain of the Company's officers and directors violated (1) Sections 11 and 15 of the Securities Act of 1933, as amended; and (2) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission (“SEC”) Rule 10b-5 promulgated thereunder, by making allegedly false and misleading statements in various SEC filings and press releases regarding the clinical and commercial prospects of the Company’s product candidate, SBT6050, which is now discontinued. The complaint seeks unspecified damages and interest, as well as attorneys’ fees and other costs. The Company and the other defendants have not yet filed a response to the amended complaint, but anticipate doing so in late May 2022.

The Company cannot predict the outcome of this suit, and failure by the Company to obtain a favorable resolution could have a material adverse effect on its business, results of operations and financial condition. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of March 31, 2022.

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

11. Employee Benefit Plans

The Company maintains a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended, for the Company’s U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the IRS annual limits. In 2022, the Company began matching contributions to each employee participant’s account equal to 100% of the participant’s contributions up to 4% of the participant’s eligible compensation, subject to applicable plan and IRS limits.

12. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	As of March 31,
	2022	2021
Common stock options	8,155,506	6,308,582
Unvested common stock	21,951	76,293
ESPP withholdings	20,192	19,126
Total potentially dilutive shares	8,197,649	6,404,001

13. Corporate Restructuring Plan

The Company currently estimates that it will incur costs of approximately $2.0 million for termination benefits related to the Restructuring Plan, all of which will be cash expenditures paid in 2022.

The Company expensed the following costs associated with the termination benefit payments resulting from the reduction in force (in thousands):

Three Months Ended March 31,
2022
Research and development expense	$323
General and administrative expense	81
Total severance expense	$404

As of March 31, 2022, the accrued liability balance associated with the reduction in force is $0.4 million and is included in the accrued expenses line of the accompanying unaudited balance sheet.

14. Subsequent Events

On May 2, 2022, the Company’s board of directors granted (i) of options to purchase an aggregate of 1,101,275 shares of common stock at an exercise price of $3.15 per share and (ii) RSU awards covering 550,632 shares of common stock. The unrecognized stock-based compensation expense for these grants is approximately $2.3 million and $1.7 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited financial statements and related notes thereto included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), on March 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

In July 2020, we initiated clinical development of our first ImmunoTAC product candidate, a TLR8 agonist conjugated to a HER2 antibody, SBT6050. Preclinical data suggested that we would be able to demonstrate a therapeutic window and advance SBT6050 through clinical development as a monotherapy and in combination with standard-of-care agents that had a complementary mechanism-of-action. Our Phase 1/1b program was designed to measure safety and tolerability, pharmacokinetic (PK), pharmacodynamic (PD) and anti-tumor activity as monotherapy and in combination with pembrolizumab. On March 28, 2022, we made the decision to discontinue our clinical development program for SBT6050 due to limited monotherapy activity and dose-limiting adverse events when used in combination with pembrolizumab. SBT6290, comprised of the same linker payload conjugated to a Nectin4 antibody was expected to show a similar clinical profile and, therefore, we also terminated this program prior to dosing patients. We have prioritized our resources to focus on the development of SBT8230 and early-stage discovery programs.

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

Further support for investigating TLR8 agonism for the treatment of cHBV comes from selgantolimod (GS-9688), an existing untargeted, orally administered TLR8 agonist being developed by Gilead Sciences. Selgantolimod has generated anti-viral immune responses in a cHBV animal model. The clinical development of this untargeted TLR8 agonist has shown promise, but we believe that toxicity prevented the use of a sufficient dose to elicit optimal clinical activity. We believe liver-localized TLR8 agonism could better realize the potential for effective therapy and potentially lead to functional cure, which is defined as sustained loss of HBsAg in the blood, in patients suffering from cHBV. We presented a preclinical update on SBT8230 in the fourth quarter of 2021. In the first quarter of 2022, we began a Phase 1-enabling toxicology study. We plan to complete a Phase 1 regulatory submission in the fourth quarter of 2022 and begin a Phase 1 single ascending dose (SAD) study in healthy volunteers in the first quarter of 2023. We expect to report data from the Phase 1 SAD study in the second half of 2023. After completing the SAD study, we anticipate initiating a Phase 1 multiple ascending dose study in patients with cHBV, who are virally suppressed on nucleoside analogue therapy.

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

Our ImmunoTAC platform drives our development pipeline of tissue targeted therapeutic candidates as summarized in the chart below:

We have incurred significant operating losses since our inception. As of March 31, 2022, we had an accumulated deficit of $210.8 million. Our net losses were $24.6 million and $18.9 million for the three months ended March 31, 2022 and 2021, respectively. Our losses have resulted primarily from costs incurred in connection with raising capital, research and development activities and general and administrative expenses. We do not have any products approved for sale and have not generated any revenue from product sales or otherwise.

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

Research and Development

Our research and development expenses consist primarily of direct and indirect costs incurred in connection with the development of our ImmunoTAC technology platform, product candidates, discovery efforts and preclinical studies and clinical trial activities related to our program pipeline, including our SBT8230 program.

Our direct costs include:

•
expenses incurred under agreements with CROs and other vendors that conduct our preclinical and clinical activities;
•
expenses associated with manufacturing our product candidates including under agreements with contract development and manufacturing organizations and other vendors; and
•
consulting fees.

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

We expect that our research and development expenses will decrease for the remainder of 2022 due to discontinuation of the clinical development of SBT6050 and SBT6290 and the Restructuring Plan. However, following 2022, we expect that our research and development expenses will begin to increase again for the foreseeable future as we continue the development of our preclinical and discovery programs, particularly as they move into later stages of development which increases costs considerably. We also expect to begin clinical trials of SBT8230 in 2023 which will increase research and development expenses. We cannot reasonably determine the timing of initiation, the duration or the completion costs of these future preclinical studies and clinical trials due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which development candidates and discovery programs to pursue and how much funding to direct to each product candidate or program on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential.

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

We expect that our general and administrative expenses will decrease for the remainder of 2022 due to the Restructuring Plan. However, following 2022, we expect that our general and administrative expenses will begin to increase again to the extent needed to support growth in our research and development activities. We also expect to continue to incur increased expenses associated with operating as a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Interest Income, Net

Interest income, net includes interest earned on our cash and cash equivalents carried at fair value, and interest expense on our borrowings.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Dollar	%
	2022	2021	Change	Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$16,897	$12,239	$4,658	38%
General and administrative	7,801	6,646	1,155	17
Total operating expenses	24,698	18,885	5,813	31
Loss from operations	(24,698)	(18,885)	(5,813)	31
Interest income, net	67	18	49	272
Net loss	$(24,631)	$(18,867)	$(5,764)	31%

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Dollar	%
	2022	2021	Change	Change
	(in thousands, except percentages)
Direct costs:
SBT6050	$2,381	$2,226	$155	7%
SBT6290	721	2,219	(1,498)	(68)
Preclinical programs	5,276	1,485	3,791	255
Total direct costs	8,378	5,930	2,448	41
Indirect costs:
Personnel-related expenses, including stock-based compensation	7,110	4,695	2,415	51
Facility and equipment related expenses	668	872	(204)	(23)
Other unallocated research and development expenses	741	742	(1)	(0)
Total research and development expenses	$16,897	$12,239	$4,658	38%

Research and development expenses were $16.9 million and $12.2 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $4.7 million was due primarily to an increase in direct costs related to our preclinical programs of $3.8 million and increases in personnel-related expenses of $2.4 million. These increases were partially offset by decreases in our clinical programs of $1.3 million, and facility and equipment related expenses of $0.2 million.

General and Administrative Expenses

General and administrative expenses were $7.8 million and $6.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $1.2 million was due primarily to an increase of $0.9 million in personnel-related expenses due to increases in salaries, bonuses, and stock-based compensation. To a lesser extent, the increase in general and administrative expenses was due to an increase of $0.3 million in other various general and administrative expenses.

Interest Income, Net

Interest income, net was $67,000 and $18,000 for the three months ended March 31, 2022 and 2021, respectively. The change of $49,000 was primarily due to a decrease in principal on our notes payable and the investment in higher interest-bearing assets during the second half of 2021.

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

As of March 31, 2022, we had $298.1 million in cash, cash equivalents, restricted cash, and investments. The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,743)	$(12,201)
Investing activities	(332)	(35)
Financing activities	19	(128)
Net decrease in cash, cash equivalents, and restricted cash	$(20,056)	$(12,364)

Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $19.7 million. This consisted primarily of a net loss of $24.6 million and an increase in our operating assets and liabilities of $0.5 million, partially offset by non-cash charges of $5.4 million. The increase in our operating assets and liabilities was primarily due to a decrease in the lease liability of $0.3 million and accounts payable and accrued expenses of $0.2 million. The non-cash charges primarily consisted of stock-based compensation expense of $4.9 million, non-cash lease expense of $0.2 million, and depreciation expense of $0.2 million.

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

Investing Activities

During the three months ended March 31, 2022, cash used in investing activities was $0.3 million. This consisted of purchases of property and equipment of $0.3 million.

During the three months ended March 31, 2021, cash used in investing activities was less than $0.1 million consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2022, cash provided by financing activities was less than $0.1 million. This was primarily driven by proceeds from the exercise of common stock options.

During the three months ended March 31, 2021, cash used in financing activities was $0.1 million. This was primarily driven by $0.4 million of principal payments on the term loan payable, which was partially offset by $0.2 million in proceeds from exercises of common stock options.

Future Funding Requirements

We believe that our cash, cash equivalents, restricted cash, and investments of $298.1 million at March 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates, and in particular the future clinical trials for SBT8230;
•
the number and characteristics of product candidates that we pursue;
•
the outcome, timing and costs of seeking U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA) and any other regulatory approvals;
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

Material Cash Requirements

During the three months ended March 31, 2022, there have been no material changes outside the ordinary course of business to our material cash requirements from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

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

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and Note 2 to our unaudited condensed financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On November 5, 2021, a securities class action complaint was filed against us and certain of our officers and directors in the U.S. District for the Western District of Washington, captioned Dresner v. Silverback Therapeutics, Inc., et al., Case No. 2:21-cv-01499. The court appointed lead plaintiff and lead plaintiff's counsel, and plaintiff's counsel then filed the amended complaint on April 11, 2022. The amended complaint alleges that between December 3, 2020 and March 31, 2022, we and certain of our officers and directors violated (1) Sections 11 and 15 of the Securities Act; and (2) Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, by making allegedly false and misleading statements in various SEC filings and press releases regarding the clinical and commercial prospects of our product candidate, SBT6050, which is now discontinued. The complaint seeks unspecified damages and interest, as well as attorneys’ fees and other costs. We and the other defendants have not yet filed a response to the amended complaint, but anticipate doing so in late May 2022.

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on March 31, 2022.

Risks Related to Our Business and Industry

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead program and other development programs, undertaking clinical trials for our now discontinued SBT6050 and SBT6290 programs, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. All of our product candidates are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three months ended March 31, 2022 and 2021, our net losses were $24.6 million and $18.9 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

If we are unable to raise additional capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.*

Since our inception, we have used substantial amounts of cash to fund our operations and expect we will continue to incur significant losses for the foreseeable future. The development of biopharmaceutical product candidates is capital intensive. As our product candidates enter and advance through preclinical studies and potential clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company.

As of March 31, 2022, we had $298.1 million in cash, cash equivalents, restricted cash, and investments. Based upon our current operating plan, we estimate following our corporate restructuring plan approved in March 2022, that our existing cash, cash equivalents, restricted cash, and investments will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. However, we believe that our existing cash, cash equivalents, restricted cash, and investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

The COVID-19 pandemic has had, and could continue to have, an adverse impact on our business, including on our preclinical studies and planned clinical trials, supply chain, and business development activities.*

In December 2019, COVID-19, a novel strain of coronavirus, was first reported in Wuhan, China and has since become a global pandemic. The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the Unites States have taken aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). For example, on March 23, 2020, the Office of the Governor issued Proclamation 20-25, ordering all individuals in the State of Washington to stay at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. As a result of the Washington state order, almost all of our non-lab based employees were telecommuting, which impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 may negatively impact productivity and slow down or delay our preclinical studies, future clinical trials and research and development activities, and may cause disruptions to our supply chain and impair our ability to execute our business development strategy. In the event that government authorities were to enhance current restrictions, our employees who currently are not telecommuting may no longer be able to access our facilities, and our operations may be further limited or curtailed.

As COVID-19 continues to spread, we may experience ongoing disruptions that could severely impact our business, preclinical studies and planned clinical trials, including:

•
interruption or delays in our operations, which may impact our ability to conduct and produce preclinical results required for submission of an investigational new drug application (IND);
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

We face risks related to the health, safety, morale, and productivity of our employees, including the safe occupancy of our sites during the pandemic. In the third quarter of 2021, we transitioned to a return-to-site phase for our non-lab based employees. Our job site enhancements and risk protocols, which include health screenings and COVID-19 testing and vaccine requirements, do not guarantee that we can maintain the continued safe occupancy of our sites and may adversely impact employee recruitment and retention. On-site employees testing positive for COVID-19 could lead to mandatory quarantines and potential site shutdowns. In the first quarter of 2022 and continuing to the present, the Omicron variant affected our staff, our clinical sites, our CROs and our third-party manufacturers.

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
•
be sued; or
•
experience damage to our reputation.

Treatment of patients with chronic disease, such as hepatitis B virus infection, with our product candidates may be used in combination with other drugs, such as monoclonal antibodies or other protein-based drugs, small molecule agents, and RNAi therapeutics which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our future clinical trials. Additionally, our product candidates could potentially cause adverse events. As described above, any of these events could prevent us from obtaining regulatory approval or achieving or maintaining market acceptance of our product candidates and impair our ability to commercialize our products. Because all of our product candidates are derived from our platform technologies, a clinical failure of one of our product candidates may also increase the actual or perceived likelihood that our other product candidates will experience similar failures.

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

Even if we obtain regulatory approval for any of our product candidates, they will be subject to extensive and ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (cGMP) regulations, as well as GCPs for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Such regulatory requirements may differ from country to country depending on where we have received regulatory approval.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2022, we had 92 employees which represents an increase of 2 employees since January 1, 2022. However, on March 28, 2022, we approved a corporate restructuring plan to discontinue our clinical development programs for SBT6050 and SBT6290 and in connection with this plan, our workforce will be reduced by 27%, with substantially all of the reduction in personnel expected to be completed by July 15, 2022. As we advance our research and development programs, we may be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Specifically, there are many companies pursuing therapies against cHBV infection, including TLR agonists, such as 3SBio, AICuris, Albireo, Aligos, Allovir, Alnylam, Altimmune, Antios, Arbutus, Arcus, Arrowhead, Ascentage, Assembly Biosciences, Blue Jay Therapeutics, Bristol Myers Squibb, Door Pharmaceuticals, Enanta, ENYO Pharma, Excision Bio, Finch Therapeutics, GC Pharma, Gilead, GlaxoSmithKline, Golden Biotechnology Group, Grifols, HEC Pharm, Hepion, Immunocore, ISA pharmaceuticals, Johnson & Johnson, Kineta, Lupin Limited, Merck, Nucorion, Replicor, Roche, SciClone Pharma, Shanghai Henlius Group, Spring Bank, Tasly, TeneoTen, TRACON, Vaccitech, VBI Vaccines, VenatoRx, Vir, VLP Biotech, Zhimeng Biopharma, and Zydus Cadila.

Other companies pursuing TLR agonists for use outside of cHBV, such as therapies for cancer, include but are not limited to Ambrx, Apros Therapeutics, Ascendis, BioNTech, Bolt Biotherapeutics, Bristol Myers Squibb, CureVac, Exicure, Galderma, Gilead, Idera, Mologen, Nektar, Novartis, Primmune, Regeneron, Roche, Seven&Eight, Shanghai De Novo, Sumitomo Dainippon, Tallac Therapeutics, TriSalus, and UroGen. We also face competition from companies that continue to invest in the antibody-drug conjugate field, including but not limited to AbbVie, Actym, ADC Therapeutics, Astellas, BioAtla, Bicycle Therapeutics, Celldex, CytomX, Daiichi Sankyo, Eli Lilly and Company, GlaxoSmithKline, Genmab, ImmunoGen, Millennium, Mersana, MorphoSys AG, Novartis, Pfizer, Sanofi, Seagen, Sutro, and Takeda.

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

Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors, and customers are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, transparency laws, privacy laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

Although we do not currently have any products on the market, our operations may be, directly or indirectly through our relationships with healthcare professionals, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws, the Physician Payments Sunshine Act, and the Health Insurance Portability and Accountability Act (HIPAA), and their implementing regulations. Healthcare providers and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may charge for such product candidates.*

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.

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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of other health reform initiatives. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, and/or adverse publicity and could negatively affect our operating results and business.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. For example, we may obtain clinical trial data from research institutions. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

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

Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Consumer Privacy Act, all of which become effective in 2023. Additionally, several states and localities have enacted statutes banning or restricting the collection of biometric information. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

In addition to data privacy and security laws, we may be contractually subject to data privacy and security obligations, including industry standards adopted by industry groups and may become subject to new data privacy and security obligations in the future. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.

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

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we or our collaborators and third-party providers fail, or are perceived to have failed, to comply with U.S. and foreign data privacy and security laws and regulations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e,g., investigations, fines, penalties, audits, inspections, and similar), private litigation (including class-related claims), additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, loss of customers, interruptions or stoppages in our business operations (including, as relevant, clinical trials), inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or revision or restructuring of our operations. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose such information. Claims that we have violated individuals’ privacy rights, failed to comply with data privacy and security laws or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 31, 2022, we had 35,145,218 outstanding shares of our common stock.

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

Pursuant to our 2020 Equity Incentive Plan, our management is authorized to grant stock options, restricted stock units and other equity-based awards to our employees, directors and consultants. The number of shares of our common stock reserved for issuance under our 2020 Equity Incentive Plan will automatically increase on January 1 of each calendar year through January 1, 2030, in an amount equal to the lesser of (i) 5.0% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by our board of directors prior to the applicable January 1st. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

General Risk Factors

Our internal information technology systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates’ development programs, compromise sensitive information related to our business, or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, share, and transmit (collectively, processing) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and proprietary business information (collectively, sensitive information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such sensitive information. We also have outsourced elements of our operations to third parties, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions, and as a result we manage a number of third-party contractors who have access to our sensitive information. Moreover, we may share or receive sensitive information with or from third parties. Our ability to monitor these third parties’ information security practice, is limited, and these third parties may not have adequate information security measures in place.

Despite the implementation of security measures, given the size and complexity and the increasing amounts of sensitive information that we maintain, our internal information technology systems and those of our third-party CROs and other contractors and consultants are potentially vulnerable to cyberattacks, malicious internet-based activity, and online and offline fraud. These threats are prevalent, continue to increase, and are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actor. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to from cyberattacks by malicious third parties (including but not limited to malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), ransomware attacks, denial-of-service attacks (such as credential stuffing), social engineering attacks (including through phishing attacks), supply-chain attacks and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), personnel misconduct or error, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats which may compromise our system infrastructure or lead to data leakage. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce also poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

The net proceeds from our IPO are held in cash and cash equivalents, primarily in treasury money market accounts, and investments, primarily in U.S. Treasury securities. Through March 31, 2022, we have used approximately $59.0 million of the net proceeds from our IPO. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on December 4, 2020 and updated in our Annual Report on Form 10-K, filed with the SEC on March 31, 2022.

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

10.1+	Non-Employee Director Compensation Policy, as amended.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

+ Indicates management contract or compensatory plan.

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

SILVERBACK THERAPEUTICS, INC.

Date: May 12, 2022	By:	/s/ Laura Shawver, Ph.D.

Laura Shawver, Ph.D.

Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Jonathan Piazza

Jonathan Piazza

Chief Financial Officer (Principal Financial Officer)