Form 10-Q
period 2022-06-30
Silverback Therapeutics, Inc.
filed 2022-08-11
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022 there were 35,473,841 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the proposed merger with ARS Pharmaceuticals, Inc. (“ARS Pharma”) and the expected timing, completion, effects and potential benefits thereof;
•
the expected exchange ratio and relative ownership percentages of the stockholders of ARS Pharma and Silverback in the combined company;
•
the expected level of Silverback net cash at the closing of the proposed merger;
•
our plans to divest our legacy programs;
•
our evaluation of strategic alternatives with a goal to enhance stockholder value, including the proposed merger with ARS Pharmaceuticals, Inc., or if the proposed merger with ARS Pharma is not consummated, the possibility of a different merger or sale of the company, the sale of the company’s assets in one or more transactions to one or more third parties or a liquidation and dissolution of the company;
•
our plans to reduce our workforce, the expected cash and non-cash charges related thereto and the timing thereof;
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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report. Some of the material risks associated with our business include the following:

•
Failure to complete the Merger may result in us and ARS Pharma paying a termination fee to the other party and could harm the price of our common stock and future business and operations of each company.
•
We may not be able to divest our legacy programs within the timeframe under the Merger Agreement, on favorable terms or at all, which may result in the value of such assets not being included in the calculation of the exchange ratio.
•
If the conditions to the closing of the Merger are not met, the Merger may not occur.
•
The market price of our common stock following the Merger may decline as a result of the Merger.
•
We and ARS Pharma may become involved in securities litigation or stockholder derivative litigation in connection with the Merger, and this could divert the attention of our and ARS Pharma management and harm the combined company’s business, and insurance coverage may not be sufficient to cover all related costs and damages.
•
We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.
•
If the Merger is not completed, we may be unsuccessful in completing an alternative transaction on terms that are as favorable as the terms of the proposed Merger, or at all, and we may be unable to reestablish a viable operating business.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Silverback Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$218,690	$254,045
Short-term investments	$39,285	—
Prepaid expenses and other current assets	5,154	7,447
Total current assets	263,129	261,492
Long-term investments	24,218	64,780
Restricted cash	250	250
Right-of-use asset	3,917	4,733
Property and equipment, net	2,485	2,212
Total assets	$293,999	$333,467
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,114	$2,078
Accrued expenses	8,148	11,727
Current portion of lease liability	881	1,087
Total current liabilities	11,143	14,892
Lease liability, net of current portion	4,065	4,760
Total liabilities	15,208	19,652
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.0001 par value per share; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021, 35,187,344 and 35,133,934 shares issued and 35,169,725 and 35,107,651 shares outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	510,607	500,349
Accumulated other comprehensive loss	(1,548)	(326)
Accumulated deficit	(230,272)	(186,212)
Total stockholders’ equity	278,791	313,815
Total liabilities, and stockholders’ equity	$293,999	$333,467

The accompanying notes are an integral part of these unaudited condensed financial statements.

Silverback Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$12,245	$17,749	$29,142	$29,988
General and administrative	7,553	6,762	15,354	13,408
Total operating expenses	19,798	24,511	44,496	43,396
Loss from operations	(19,798)	(24,511)	(44,496)	(43,396)
Interest income, net	369	15	436	33
Net loss	(19,429)	(24,496)	(44,060)	(43,363)
Unrealized loss on available-for-sale securities	(300)	—	(1,222)	—
Comprehensive loss	(19,729)	(24,496)	(45,282)	(43,363)
Net loss per share, basic and diluted	$(0.55)	$(0.70)	$(1.25)	$(1.25)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	35,126,365	34,876,050	35,120,282	34,825,281

The accompanying notes are an integral part of these unaudited condensed financial statements.

Silverback Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance as of January 1, 2022	35,107,651	$4	$500,349	$(326)	$(186,212)	$313,815
Exercise of common stock options and vesting of early exercised common stock options	15,679	—	19	—	—	19
Stock-based compensation	—	—	4,949	—	—	4,949
Other comprehensive loss	—	—	—	(922)	—	(922)
Net loss and comprehensive loss	—	—	—	—	(24,631)	(24,631)
Balance as of March 31, 2022	35,123,330	$4	$505,317	$(1,248)	$(210,843)	$293,230
Exercise of common stock options, shares issued under the employee stock purchase plan, and vesting of early exercised common stock options	46,395	—	150		—	150
Stock-based compensation	—	—	5,140		—	5,140
Other comprehensive loss	—	—	—	(300)		(300)
Net loss and comprehensive loss	—	—	—	—	(19,429)	(19,429)
Balance as of June 30, 2022	35,169,725	$4	$510,607	$(1,548)	$(230,272)	$278,791

	Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance as of January 1, 2021	34,701,274	$3	$479,608	$—	$(96,734)	$382,877
Exercise of common stock options and vesting of early exercised common stock options	125,930	—	254	—	—	254
Stock-based compensation	—	—	4,285	—	—	4,285
Net loss and comprehensive loss	—	—	—	—	(18,867)	(18,867)
Balance as of March 31, 2021	34,827,204	$3	$484,147	$—	$(115,601)	$368,549
Exercise of common stock options, shares issued under the employee stock purchase plan, and vesting of early exercised common stock options	135,881	1	866	—	—	867
Stock-based compensation	—	—	4,730	—	—	4,730
Net loss and comprehensive loss	—	—	—	—	(24,496)	(24,496)
Balance as of June 30, 2021	34,963,085	$4	$489,743	$—	$(140,097)	$349,650

The accompanying notes are an integral part of these unaudited condensed financial statements

Silverback Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(44,060)	$(43,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	431	395
Stock-based compensation	10,089	9,015
Non-cash lease expense	513	565
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,293	749
Accounts payable and accrued expenses	(3,563)	6,789
Lease liability	(598)	(486)
Net cash used in operating activities	(34,895)	(26,336)
Cash flows from investing activities:
Purchase of property and equipment	(618)	(735)
Net cash used in investing activities	(618)	(735)
Cash flows from financing activities:
Principal payments on term loan payable	—	(846)
Proceeds from exercise of common stock options and employee stock purchase plan	158	1,037
Net cash provided by financing activities	158	191
Change in cash, cash equivalents, and restricted cash	(35,355)	(26,880)
Cash, cash equivalents, and restricted cash at beginning of period	254,295	386,919
Cash, cash equivalents, and restricted cash at end of period	$218,940	$360,039
Supplemental disclosure of cash flow information:
Right-of-use assets and lease liabilities derecognized	$(303)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Silverback Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

1. Organization and Nature of Business

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

On March 28, 2022, the Company’s board of directors approved a corporate restructuring plan to discontinue the Company’s clinical development programs for SBT6050 and SBT6290 and to prioritize resources on the development of the Company’s SBT8230 program and early-stage discovery programs (the “March Restructuring Plan”). In connection with the March Restructuring Plan, the Company’s workforce was reduced by 27%, with substantially all of the reduction in personnel completed by July 15, 2022. The Company initiated the reduction in force on March 31, 2022 and provided severance payments, continuation of group health insurance coverage, and other benefits for a specified period to the affected employees.

On July 21, 2022, as amended on August 11, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with ARS Pharmaceuticals, Inc., a Delaware corporation (“ARS Pharma”), a biopharmaceutical company focused on the development of neffy, a needle-free epinephrine nasal spray, for the emergency treatment of Type I allergic reactions, and Sabre Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Silverback (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into ARS Pharma, with ARS Pharma surviving as a wholly owned subsidiary of Silverback (the “Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses since its inception and had an accumulated deficit of $230.3 million as of June 30, 2022. The Company had cash, cash equivalents, and investments of $282.2 million as of June 30, 2022 and has not generated positive cash flows from operations. To date, the Company has funded its operations primarily through the issuance of redeemable convertible preferred stock, convertible notes, and the sale of common stock in connection with the Company’s initial public offering (“IPO”). The Company’s currently available cash, cash equivalents, and restricted cash as of June 30, 2022 are sufficient to meet its anticipated cash requirements for the 12 months following the date the financial statements are issued. Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least 12 months from the date the financial statements are issued.

Management expects operating losses to continue for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. The Company may be unable to secure financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations.

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

Unaudited Interim Condensed Financial Statements

The accompanying condensed balance sheet as of June 30, 2022, the condensed statements of operations and comprehensive loss and condensed statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021, and the condensed statements of cash flows for the six months ended June 30, 2022 and 2021, are unaudited. The balance sheet as of December 31, 2021 was derived from the audited financial statements as of and for the year ended December 31, 2021. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2022, the condensed results of its operations for the three and six months ended June 30, 2022 and 2021, and its cash flows for the six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the six months ended June 30, 2022 and 2021 are also unaudited. The condensed results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other period.

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

Cash and Cash Equivalents

Cash equivalents are comprised of short-term, highly-liquid investments with maturities of 90 days or less at the date of purchase. At June 30, 2022 and December 31, 2021, the Company’s cash equivalents consisted of money market funds.

Restricted Cash

Restricted cash consists of a deposit securing a collateral letter of credit issued in connection with the Company’s facility operating lease.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed balance sheets that sum to the amounts shown in the condensed statements of cash flows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$218,690	$254,045
Restricted cash	250	250
Total cash and cash equivalents and restricted cash	$218,940	$254,295

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

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since the effect of potentially dilutive securities is anti-dilutive given the net loss of the Company. For purposes of this calculation, stock options, employee stock purchase rights, and unvested common stock subject to repurchase are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive.

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

Level 3: Unobservable inputs that are supported by little or no market activity.

The following table identifies the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

June 30, 2022	Level	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds	1	$218,690	$—	$—	$218,690
Short-term investments - U.S. Treasury securities	1	40,077	—	(792)	39,285
Long-term investments - U.S. Treasury securities	1	24,974	—	(756)	24,218
Total		283,741	—	(1,548)	282,193
December 31, 2021
Money market funds	1	253,945	—	—	253,945
Long-term investments - U.S. Treasury securities	1	65,106	—	(326)	64,780
Total	1	$319,051	$—	$(326)	$318,725

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

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Research and development expenses	$5,760	$6,528
Employee compensation and benefits	1,821	4,605
Professional services and other	567	594
Total accrued expenses	$8,148	$11,727

5. Leases

The Company leases office and laboratory space in Seattle, Washington. The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease expense
Operating lease expense	$362	$347	$718	$694
Variable lease expense	119	106	254	212
Total lease expense	$481	$453	$972	$906
Operating cash outflows from operating leases	$503	$413	$1,021	$834

The weighted-average remaining term on the Company’s leases was 4.3 years as of June 30, 2022. To compute the present value of the lease liabilities, the Company used a weighted average discount rate of 7.4% as of June 30, 2022.

Future minimum commitments due under the operating lease agreements as of June 30, 2022 are as follows (in thousands):

Years Ending December 31,	Amount
2022 (remaining 6 months)	$561
2023	1,310
2024	1,348
2025	1,388
Thereafter	1,186
Total undiscounted lease payments	5,793
Present value adjustment	(847)
Total present value of lease payments	$4,946

On July 1, 2021, the Company entered into a sublease agreement for additional office space in Seattle, Washington. The commencement date of the sublease was August 1, 2021. The contractual term of the sublease is two years with an option to extend for one additional year and an option to terminate after one year subject to a termination fee. On May 2, 2022, the Company sent a notice of termination of the sublease agreement to be effective on August 1, 2022. Due to the change in lease term, the Company remeasured the ROU asset and lease liability as of May 2, 2022 and, as a result, reduced the ROU asset and lease liability by $0.3 million.

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

7. Stockholders’ Equity (Deficit)

Common Stock

The Company has reserved shares of common stock for the following potential future issuances:

	June 30,	December 31,
	2022	2021
Shares underlying outstanding equity awards	9,394,930	6,370,873
Shares available for future equity award grants	1,649,193	2,931,012
Shares underlying early exercised equity awards	17,619	26,283
Total	11,061,742	9,328,168

8. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$2,171	$2,079	$4,212	$4,004
General and administrative expense	2,969	2,651	5,877	5,011
Total stock-based compensation expense	$5,140	$4,730	$10,089	$9,015

As of June 30, 2022, the total unrecognized stock-based compensation expense was $44.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.05 years.

Stock Option Awards

As of June 30, 2022, the Company’s equity incentive plans authorized a total of 11,321,495 shares, of which 1,649,193 shares are available for future grant, and 9,394,930 shares are outstanding. Not included in the outstanding option balance are 17,619 shares pursuant to stock options that were early exercised and subject to repurchase under the Company’s 2016 Equity Incentive Plan that remain unvested as of June 30, 2022.

A summary of the Company’s stock option activity for the six months ended June 30, 2022 is as follows (in thousands, except share and per share data and years):

	Stock Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	6,370,873	$12.82
Granted	3,088,001	4.20
Exercised	(14,459)	1.24		$43.00
Cancelled	(795,160)	12.82
Balance at June 30, 2022	8,649,255	9.76	8.45	$7,191.00
Vested at June 30, 2022	2,817,696	$11.05	7.69	$3,284.00

The total fair value of shares vested during the six months ended June 30, 2022 and 2021 was $11.4 million and $7.4 million, respectively. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at June 30, 2022. The weighted-average grant date fair value per share of option grants for the six months ended June 30, 2022 and 2021 was $2.82 and $26.69, respectively.

The grant date fair value of stock options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Expected term (in years)	5.8	5.9
Expected volatility	77%	81%
Risk-free interest rate	2.24%	0.97%
Expected dividend yield	—	—

The fair value of stock options was determined using the Black-Scholes option-pricing model and the assumptions below. Each of these inputs is subjective and generally requires significant judgement.

Fair Value of Common Stock. The grant date fair market value of the shares of common stock underlying stock options is determined by the Company’s board of directors. Following the closing of the Company’s IPO, the fair market value of the Company’s common stock is based on its closing price as reported on the date of grant on the primary stock exchange on which the Company’s common stock is traded. Prior to the Company’s IPO, because there was no public market for the Company’s common stock, the board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which included contemporaneous valuations performed by an independent third-party, the Company’s results of operations and financial position, including its levels of available capital resources, its stage of development and material risks related to the Company’s business, progress of the Company’s research and development activities, the Company’s business conditions and projections, the lack of marketability of the Company’s common stock and preferred stock as a private company, the prices at which the Company sold shares of its redeemable convertible preferred stock to outside investors in arms-length transactions, the rights, preferences and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock, the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry, the likelihood of achieving a liquidity event for the Company’s securityholders, such as an IPO or a sale of the company, given prevailing market conditions, the hiring of key personnel and the experience of management, trends and developments in the Company’s industry and external market conditions affecting the life sciences and biotechnology industry sectors.

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

Restricted Stock Unit Awards

During the six months ended June 30, 2022 the Company issued restricted stock unit (“RSU”) awards to employees under the Company’s 2020 Equity Incentive Plan. There was no RSU activity during the six months ended June 30, 2021. A summary of the Company’s RSU activity for the six months ended June 30, 2022 is as follows:

	Restricted Stock Unit Awards
	Share Equivalents	Weighted- Average Grant Date Fair Value
Balance at December 31, 2021	—	$—
Granted	817,376	3.70
Cancelled	(71,701)	4.50
Balance at June 30, 2022	745,675	3.63
Vested at June 30, 2022	—	$—

9. Licensing Agreement

Cell Line License Agreement with WuXi Biologics (Hong Kong) Limited

In October 2019, the Company entered into a cell line license agreement with WuXi Biologics (Hong Kong) Limited (“WuXi Bio”). Under the license agreement, WuXi Bio granted the Company a non-exclusive, worldwide, sublicensable, under certain of WuXi Bio’s intellectual property rights, know-how and biological materials (“WuXi Bio Licensed Technology”), to make, use, sell, offer for sale and import a product developed through the use of the WuXi Bio Licensed Technology (“WuXi Bio Licensed Product”). The WuXi Bio Licensed Technology is used to manufacture a component of the Company’s legacy programs. The Company has paid an aggregate of $150,000 in license fees that were recorded in research and development expense when incurred.

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

On November 5, 2021, a securities class action complaint was filed against the Company and certain of the Company's officers and directors in the U.S. District for the Western District of Washington, captioned Dresner v. Silverback Therapeutics, Inc., et al., Case No. 2:21-cv-01499 (the “Dresner Case”). The court has appointed lead plaintiff and lead plaintiff's counsel, and plaintiff's counsel then filed the amended complaint on April 11, 2022. The amended complaint alleges that between December 3, 2020 and March 31, 2022, the Company and certain of the Company's officers and directors violated (1) Sections 11 and 15 of the Securities Act of 1933, as amended; and (2) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission (“SEC”) Rule 10b-5 promulgated thereunder, by making allegedly false and misleading statements in various SEC filings and press releases regarding the clinical and commercial prospects of the Company’s product candidate, SBT6050, which is now discontinued. The complaint seeks unspecified damages and interest, as well as attorneys’ fees and other costs. The Company and the other defendants filed a motion to dismiss on May 26, 2022 and lead plaintiff filed an opposition brief on July 11, 2022. On August 10, 2022, the Company and the other defendants filed a reply brief. The court is expected to issue a ruling on the motion to dismiss by the end of 2022 or in the first half of 2023.

The Company cannot predict the outcome of this suit, and failure by the Company to obtain a favorable resolution could have a material adverse effect on its business, results of operations and financial condition. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of June 30, 2022.

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

COVID-19

The global COVID-19 pandemic continues to evolve, and management continue to monitor the situation closely. The extent of the impact of COVID-19 on the Company’s business, operations, planned preclinical studies and clinical trials, and manufacturing timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s CROs, third-party manufacturers, supply chains necessary for research and development and manufacturing, and other third parties with whom the Company does business, as well as its impact on regulatory authorities and the Company’s key scientific and management personnel. For example, the COVID-19 pandemic has caused the cost of obtaining animals for our preclinical studies to increase dramatically and, if the shortage continues, could also result in delays to our development timelines.

To the extent possible, management is conducting business as usual, with necessary or advisable modifications to employee travel and some of the Company’s non-lab based employees working remotely. Management will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter Company operations, including those that may be required by federal, state or local authorities, or that management determines are in the best interests of the Company’s employees and other third parties with whom the Company does business. At this point, the extent to which the COVID-19 pandemic may affect the Company’s business, operations and clinical development timelines and plans, including the resulting impact on Company expenditures and capital needs, remains uncertain and is subject to change.

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

12. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2022	2021
Common stock options	8,649,255	6,467,507
RSU awards	745,675	—
Unvested common stock	17,619	35,287
Total potentially dilutive shares	9,412,549	6,502,794

13. March Restructuring Plan

The Company currently estimates that it will incur costs of approximately $2.0 million for termination benefits related to the March Restructuring Plan, all of which will be cash expenditures paid in 2022.

During the six months ended June 30, 2022, the Company incurred $1.6 million in costs associated with the termination benefits resulting from the March Restructuring Plan. $1.2 million and $0.4 million of the termination benefits are included in research and development expense and general and administrative expense, respectively. A summary of the restructuring charges for the six months ended June 30, 2022 is as follows (in thousands):

Accrued Severance
2022
Accrued severance as of December 31, 2021	$—
Severance expense incurred during the three months ended March 31, 2022	404
Accrued severance as of March 31, 2022	404
Severance expense incurred during the three months ended June 30, 2022	1,180
Severance paid during the period	(987)
Accrued severance as of June 30, 2022	$597

14. Subsequent Events

Merger Agreement

On July 21, 2022, as amended on August 11, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization ( the “Merger Agreement”), with Sabre Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (the “Merger Sub”, and ARS Pharmaceuticals, Inc., a Delaware corporation (“ARS Pharma”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions described in the Merger Agreement, Merger Sub will merge with and into ARS Pharma (the “Merger”), with ARS Pharma continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the Merger.

July Restructuring Plan

In connection with the Merger Agreement with ARS Pharma and in order to preserve cash resources, the Company committed to reducing its workforce by approximately 75% by September 2, 2022 and the remaining 25% as of the close of the Merger. All employees affected by the workforce reduction will be eligible to receive, among other things, severance payments based on the applicable employee’s level and years of service with the Company and the continuation of group health insurance coverage for a specified time period post-termination.

As a result of the Merger Agreement workforce reduction, the Company estimates that it will incur severance-related charges of approximately $13.0 million in the third and fourth quarter of 2022, all of which will be cash expenditures. The Company also estimates it will incur non-cash charges of approximately $2.0 million in the third and fourth quarter of 2022 relating to outstanding equity awards with accelerated vesting as a result of the workforce reduction. The severance-related and non-cash charges that the Company expects to incur in connection with, or as a result of, the workforce reduction, are subject to a number of assumptions, and actual results may differ materially. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

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

In July 2020, we initiated clinical development of our first ImmunoTAC product candidate, a TLR8 agonist conjugated to a HER2 antibody, SBT6050. Preclinical data suggested that we would be able to demonstrate a therapeutic window and advance SBT6050 through clinical development as a monotherapy and in combination with standard-of-care agents that had a complementary mechanism-of-action. Our Phase 1/1b program was designed to measure safety and tolerability, pharmacokinetic (PK), pharmacodynamic (PD) and anti-tumor activity as monotherapy and in combination with pembrolizumab. On March 28, 2022, we made the decision to discontinue our clinical development program for SBT6050 due to limited monotherapy activity and dose-limiting adverse events when used in combination with pembrolizumab. SBT6290, comprised of the same linker payload conjugated to a Nectin4 antibody, was expected to show a similar clinical profile and, therefore, we also terminated this program prior to dosing patients. Following the decision on March 28, 2022, we prioritized our resources to focus on the development of SBT8230 and early-stage discovery programs.

Our understanding of TLR8 conjugates in preclinical species and in the clinic guides our interpretation of the preclinical characteristics of SBT8230, an ASGR1 antibody conjugated to a TLR8 agonist linker payload for the treatment of chronic hepatitis B virus (cHBV). ASGR1 is highly expressed in liver and is restricted in its expression to this organ. Other ASGR1-directed agents, such as those used in RNAi therapies, have shown robust liver localization. SBT8230 shows biodistribution profiles in non-human primates (NHP) consistent with these agents, which is distinct from SBT6050 and SBT6290. The anti-viral immune response is achieved through activation of myeloid cells and subsequent activation of immune cells that drive an IFNγ signal, which has been observed in the clinic with SBT6050. This has been shown by others to drive seroconversion, an important determinant of a functional cure. We presented a preclinical update on SBT8230 in the fourth quarter of 2021. In the third quarter of 2022, we completed Phase 1-enabling good laboratory practices toxicology studies and Phase 1-enabling chemistry, manufacturing, and control activities.

In addition, up until recently, we had internal discovery programs focused on evaluating and developing new antigen binding domains specific for targets of interest (including antibodies), next-generation linker technologies, and both agonist and antagonist small molecule payloads, that may be combined to create novel tissue-targeted antibody conjugates. Our most advanced discovery program is a proprietary glucocorticoid receptor agonist linker-payload (GC) conjugated to an antagonist monoclonal antibody against CD40 for the treatment of autoimmune and inflammatory diseases. By specifically delivering a glucocorticoid to CD40-expressing immune cells, our approach is designed to mitigate the off-target toxicities commonly observed with systemically administered glucocorticoids. In addition, the conjugate offers the potential for CD40 blockade together with targeted glucocorticoid delivery to enhance anti-inflammatory and immunosuppressive effects. Our CD40-GC conjugate leverages next-generation linker technology developed internally, which is designed to improve the pharmacokinetic properties of antibody drug conjugates. Our CD40-GC program is currently estimated to be 6-12 months away from development candidate selection.

Following our decision to discontinue our clinical development programs for SBT6050 and SBT6290, in April of 2022, we initiated a process to evaluate alternatives for the Company, including strategic mergers and acquisitions, asset acquisitions and sales, remaining a standalone company pursuing a limited pipeline focusing on SBT8230 and preclinical programs, and liquidation to distribute available cash. The goal of this evaluation was to identify the opportunity that would, in the opinion of our board of directors, create the most value for our stockholders.

On July 21, 2022, as amended on August 11, 2022, we entered into an Agreement and Plan of Merger and Reorganization (the Merger Agreement) with Sabre Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (the Merger Sub), and ARS Pharmaceuticals, Inc., a Delaware corporation (ARS Pharma), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions described in the Merger Agreement, Merger Sub will merge with and into ARS Pharma (the Merger) with ARS Pharma continuing as a wholly-owned subsidiary of our Company and the surviving corporation of the Merger. At the effective time of the proposed Merger, all of ARS Pharma’s outstanding shares of common stock (after giving effect to the automatic conversion of all outstanding shares of ARS Pharma’s preferred stock into shares of ARS Pharma’s common stock) will be converted into the right to receive the right to receive a number of shares common stock of the Company equal to an exchange ratio calculated in accordance with the Merger Agreement and the Company will assume each outstanding and unexercised option and warrant to purchase ARS capital stock, which will be converted into options and warrants to purchase shares of common stock of the Company based on the exchange ratio. Immediately after the Merger, based upon an assumed exchange ratio of 1.2441 and assuming we have $240 million of net cash at the closing of the Merger, the pre-Merger ARS Pharma equity holders are expected to hold approximately 63% of the outstanding shares of our common stock and the pre-Merger equity holders of Silverback are expected to hold approximately 37% of the outstanding shares of our common stock, in each case, on a fully diluted basis using the treasury stock method.

The Merger, which has been approved by our board of directors and the board of directors and stockholders of ARS Pharma, is expected to close in the fourth quarter of 2022, subject to the satisfaction or waiver of certain closing conditions, including the approval of our stockholders. Certain officers, directors and stockholders of Silverback who in the aggregate own approximately 31% of the outstanding shares of our common stock immediately prior to the date of the Merger Agreement are parties to support agreements whereby such stockholders have agreed, among other things, to vote in favor of the Merger, subject to the terms of the support agreements. Although we have entered into the Merger Agreement and intend to consummate the proposed Merger, there is no assurance that we will be able to successfully consummate the proposed Merger on a timely basis, or at all. If, for any reason, the proposed Merger is not completed, we will reconsider our strategic alternatives and could pursue another strategic transaction similar to the proposed Merger, potential collaborative, partnering or other strategic arrangements for our programs, including a sale or divestiture of our legacy programs, or liquidate and distribute available cash.

In connection with the announcement of the Merger, we have started to winddown our research and development activities and focus on exploring opportunities to divest our legacy programs, including SBT8230 for cHBV, next-generation linker technologies, and our preclinical GC conjugate program.

In connection with the Merger Agreement and in order to preserve cash resources, we committed to reducing our workforce by approximately 75% by September 2, 2022 and the remaining 25% as of transaction close. All employees affected by the workforce reduction will be eligible to receive, among other things, severance payments based on the applicable employee’s level and years of service with us and the continuation of group health insurance coverage for a specified time period post-termination.

On August 10, 2022, our board of directors approved the termination of employment of Laura Shawver, Ph.D., our Chief Executive Officer, effective as of September 2, 2022 (the “Transition Date”), to extend our cash runway and to allow Dr. Shawver to pursue other employment opportunities. Dr. Shawver has entered into a consulting agreement with us effective as of the Transition Date pursuant to which she has agreed to provide, on an as-needed basis, not to exceed 20 hours per week unless mutually agreed, transition services and to advise, consult and support our management team in connection with the closing of the Merger, winddown activities related thereto, the sale of our legacy assets and other services from the Transition Date until the earlier of (a) the closing of the Merger and (b) December 31, 2022. As consideration for her consulting services, Dr. Shawver will be paid an hourly rate of $300 and all outstanding equity awards held by Dr. Shawver as of the Transition Date will continue to vest and will remain exercisable during the consulting period. Dr. Shawver will also continue to serve as a member of our Board of Directors.

Effective as of the Transition Date, Jeffrey C. Pepe, Ph.D., J.D., has been appointed to serve as our Interim Chief Executive Officer and principal executive officer.

Components of Our Results of Operations

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of direct and indirect costs incurred in connection with the development, and winding down, of our ImmunoTAC technology platform, product candidates, discovery efforts and preclinical studies and clinical trial activities related to our program pipeline, including our SBT6050, SBT6290, andSBT8230 programs.

Our direct costs include:

•
expenses incurred under agreements with CROs and other vendors that conduct our preclinical and clinical activities;
•
expenses associated with manufacturing our product candidates including under agreements with contract development and manufacturing organizations and other vendors; and
•
consulting fees.

Our indirect costs include:

•
personnel-related expenses, consisting of employee salaries, bonuses, benefits, severance, stock-based compensation expense and recruiting costs for personnel engaged in research and development activities;
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

We expect that our research and development expenses will decrease for the remainder of 2022 due to the winding down of all preclinical development and other research and development activities in order to preserve cash resources in anticipation of the proposed Merger with ARS Pharma.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including employee salaries, bonuses, benefits, severance, stock-based compensation, and recruiting costs for personnel in executive, finance, and other administrative functions. Other significant general and administrative expenses include legal fees relating to intellectual property, corporate matters, and the proposed Merger, professional fees for accounting, tax and consulting services, insurance costs, travel expenses, and the proposed Merger, and facility related expenses.

We expect that our general and administrative expenses will remain flat or increase for the remainder of 2022 due to the administrative effort required to close the proposed Merger with ARS Pharma and to explore opportunities to divest our legacy programs.

Interest Income, net

Interest income, net includes interest earned on our cash, cash equivalents, and investments carried at fair value, and interest expense on our borrowings.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$12,245	$17,749	$(5,504)	-31%
General and administrative	7,553	6,762	791	12
Total operating expenses	19,798	24,511	(4,713)	(19)
Loss from operations	(19,798)	(24,511)	4,713	(19)
Interest income (expense), net	369	15	354	*
Net loss and comprehensive loss	$(19,429)	$(24,496)	$5,067	-21%

* Not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
	(in thousands, except percentages)
Direct costs:
SBT6050	$1,718	$4,174	$(2,456)	-59%
SBT6290	209	4,451	(4,242)	(95)
Preclinical programs	2,978	1,668	1,310	79
Total direct costs	4,905	10,293	(5,388)	(52)
Indirect costs:
Personnel-related expenses, including stock-based compensation	5,713	5,768	(55)	(1)
Facility and equipment related expenses	661	745	(84)	(11)
Other unallocated research and development expenses	966	943	23	2
Total research and development expenses	$12,245	$17,749	$(5,504)	-31%

Research and development expenses were $12.2 million and $17.7 million for the three months ended June 30, 2022 and 2021, respectively. The decrease of $5.5 million was due primarily to a decrease in clinical programs of $6.7 million as we continued to wind down SBT6050 and SBT6290. This decrease was partially offset by an increase of $1.3 million in our preclinical programs, as we prioritized our resources to focus on the development of SBT8230 and early-stage discovery programs.

General and Administrative Expenses

General and administrative expenses were $7.5 million and $6.8 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $0.7 million was due primarily to an increase of $0.6 million in personnel-related expenses due to increases in salaries, bonuses, and stock-based compensation. To a lesser extent, the increase in general and administrative expenses was due to an increase in professional services and other various general administrative expenses of $0.1 million.

Interest Income, net

Interest income, net was $369,000 and $15,000 for the three months ended June 30, 2022 and 2021, respectively. The change of $354,000 was primarily due to investing our cash in intermediate-term U.S. Treasury Securities in the second half of 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$29,142	$29,988	$(846)	-3%
General and administrative	15,354	13,408	1,946	15
Total operating expenses	44,496	43,396	1,100	3
Loss from operations	(44,496)	(43,396)	(1,100)	3
Interest income (expense), net	436	33	403	*
Net loss and comprehensive loss	$(44,060)	$(43,363)	$(697)	2%

* Not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
	(in thousands, except percentages)
Direct costs:
SBT6050	$4,100	$6,400	$(2,300)	-36%
SBT6290	930	6,670	(5,740)	(86)
Preclinical programs	8,014	3,153	4,861	154
Total direct costs	13,044	16,223	(3,179)	(20)
Indirect costs:
Personnel-related expenses, including stock-based compensation	12,824	10,463	2,361	23
Facility and equipment related expenses	1,328	1,627	(299)	(18)
Other unallocated research and development expenses	1,946	1,675	271	16
Total research and development expenses	$29,142	$29,988	$(846)	-3%

Research and development expenses were $29.1 million and $30.0 million for the six months ended June 30, 2022 and 2021, respectively. The decrease of $0.9 million was due primarily to a decrease of $8.0 million in our clinical programs as we began to wind down SBT6050 and SBT6290 in March 2022 and a decrease in facilities and equipment related expenses of $0.3 million. This decrease was partially offset by an increase of $4.9 million in our preclinical programs as we prioritized our resources to focus on the development of SBT8230 and early-stage discovery programs, an increase in personnel-related expenses of $2.4 million due to increases in salaries, bonuses, and stock-based compensation, and an increase in other unallocated research and development expenses of $0.3 million.

General and Administrative Expenses

General and administrative expenses were $15.4 million and $13.4 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $2.0 million was due primarily to an increase of $1.6 million in personnel-related expenses due to increases in salaries, bonuses, and stock-based compensation. To a lesser extent, the increase in general and administrative expenses was due to an increase in professional services and other administrative expenses of $0.4 million.

Interest Income, net

Interest income, net was $436,000 and $33,000 for the six months ended June 30, 2022 and 2021, respectively. The change of $403,000 was primarily due to investing our cash in intermediate-term U.S. Treasury Securities in the second half of 2021.

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

As of June 30, 2022, we had $282.4 million in cash, cash equivalents, restricted cash, and investments. The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(34,895)	$(26,336)
Investing activities	(618)	(735)
Financing activities	158	191
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(35,355)	$(26,880)

Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $34.9 million. This consisted primarily of a net loss of $44.1 million and an increase in our operating assets and liabilities of $1.9 million, partially offset by non-cash charges of $11.0 million. The non-cash charges primarily consisted of stock-based compensation expense of $10.1 million, non-cash lease expense of $0.5 million, and depreciation expense of $0.4 million. The increase in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $3.6 million, and a decrease in lease liability of $0.6 million. These increases were partially offset by a decrease in our prepaid and other assets of $2.3 million.

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

Investing Activities

During the six months ended June 30, 2022, cash used in investing activities was $0.6 million due to purchases of property and equipment.

During the six months ended June 30, 2021, cash used in investing activities was $0.7 million due to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2022, cash provided by financing activities was $0.2 million. This was primarily driven by proceeds from the exercise of common stock options and purchases of common stock under our employee stock purchase program of $0.2 million.

During the six months ended June 30, 2021, cash provided by financing activities was $0.2 million. This was primarily driven by proceeds from the exercise of common stock options and purchases of common stock under our employee stock purchase program of $1.0 million, which was partially offset by $0.8 million of principal payments on the term loan payable.

Future Funding Requirements

We believe that our cash, cash equivalents, restricted cash, and investments of $282.4 million at June 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

Our future funding requirements, both near and long-term, will depend on many factors, including:

•	our ability to identify and consummate the proposed Merger or a similar strategic transaction for the Company;

•	the timing and nature of any strategic transactions that we undertake;

•	whether we enter into a partnership or business combination;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims.

If, for any reason, the proposed Merger is not completed, we will reconsider our strategic alternatives and could pursue another strategic transaction similar to the proposed Merger, potential collaborative, partnering or other strategic arrangements for our programs, including a sale or divestiture of our legacy programs, or liquidate and distribute available cash. If we liquidate, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to our stockholders after paying our debts and other obligations and setting aside funds for reserves.

Material Cash Requirements

Other than transaction costs related to the Merger and severance payments related to our planned reduction in force, during the six months ended June 30, 2022, there have been no material changes outside the ordinary course of business to our material cash requirements from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

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

During the six months ended June 30, 2022, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and Note 2 to our unaudited condensed financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On November 5, 2021, a securities class action complaint was filed against us and certain of our officers and directors in the U.S. District for the Western District of Washington, captioned Dresner v. Silverback Therapeutics, Inc., et al., Case No. 2:21-cv-01499. The court appointed lead plaintiff and lead plaintiff's counsel, and plaintiff's counsel then filed the amended complaint on April 11, 2022. The amended complaint alleges that between December 3, 2020 and March 31, 2022, we and certain of our officers and directors violated (1) Sections 11 and 15 of the Securities Act; and (2) Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, by making allegedly false and misleading statements in various SEC filings and press releases regarding the clinical and commercial prospects of our product candidate, SBT6050, which is now discontinued. The complaint seeks unspecified damages and interest, as well as attorneys’ fees and other costs. We and the other defendants filed a motion to dismiss on May 26, 2022 and lead plaintiff filed an opposition brief on July 11, 2022. On August 10, 2022, we and the other defendants filed a reply brief. The court is expected to issue a ruling on the motion to dismiss before the end of 2022 or in the first half of 2023.

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

Risks Related to the Proposed Merger

The exchange ratio is not adjustable based on the market price of our common stock so the consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.*

The relative proportion of the combined company that our stockholders will own when the Merger closes will be based on the relative valuation and the relative valuation of ARS Pharma as negotiated by the parties and as specified in the Merger Agreement. Immediately following the Merger, assuming our net cash at the closing of the Merger is $240 million, the pre-Merger equity holders of ARS Pharma are expected to hold approximately 63% of the outstanding shares of our common stock and our pre-Merger equity holders are expected to hold approximately 37% of the outstanding shares of our common stock, in each case, on a fully diluted basis using the treasury stock method. These estimates are based on the anticipated exchange ratio of approximately 1.2441 and are subject to adjustment as provided in the Merger Agreement. The net cash condition requires that our net cash must be no less than $210 million nor greater than $255 million; provided that we may declare a dividend to its stockholders for any amount of our net cash that exceeds $255 million. Any changes in the market price of our common stock before the completion of the Merger will not affect the number of shares of our common stock issuable to ARS Pharma’s stockholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then ARS Pharma’s stockholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of our common stock increases from the market price of our common stock on the date of the Merger Agreement, then ARS Pharma’s stockholders could receive merger consideration with substantially greater value than the value of such merger consideration on the date of the Merger Agreement. The Merger Agreement does not include a price-based termination right. Because the exchange ratio does not adjust as a result of changes in the market price of our common stock, for each one percentage point change in the market price of our common stock, there is a corresponding one percentage point rise or decline, respectively, in the value of the total merger consideration payable to ARS Pharma’s stockholders pursuant to the Merger Agreement.

Failure to complete the Merger may result in us and ARS Pharma paying a termination fee to the other party and could harm the price of our common stock and future business and operations of each company.*

If the Merger is not completed, we and ARS Pharma will be subject to the following risks:

•
upon termination of the Merger Agreement, ARS Pharma may be required to pay us a termination fee of $6 million, under certain circumstances, or we may be required to pay ARS Pharma a termination fee of $6 million or $10 million, under certain circumstances, and may be required to reimburse ARS Pharma for up to $1.5 million in expenses under certain circumstances;

•
the parties will have incurred significant expenses related to the Merger, such as legal and accounting fees, which must be paid even if the Merger is not completed; and
•
we may be forced to cease its operations, dissolve and liquidate our assets.

In addition, if the Merger Agreement is terminated and our or ARS Pharma’s board of directors determine to seek another business combination, there can be no assurance that either we or ARS Pharma will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the Merger or any partner at all.

We may not be able to divest our legacy programs within the timeframe under the Merger Agreement, on favorable terms or at all, which may result in the value of such assets not being included in the calculation of the exchange ratio .*

We are currently exploring opportunities to divest our legacy programs and other preclinical assets but there can be no assurance that we will be able to divest such assets of favorable terms or at all. Under the terms of the Merger Agreement, cash proceeds that we receive from an asset sale prior to, concurrently with, or immediately following the closing of the Merger will be included in the calculation of our net cash at Closing, which may decrease the expected exchange ratio and increase the expected ownership percentage of pre-Merger Silverback stockholders in the combined company following the Merger. In addition, we will be required to seek ARS Pharma’s consent to enter into any asset sale arrangements that would create any material post-disposition liabilities for the combined company following the Closing, to the extent consistent with applicable laws, and there is no guarantee we will obtain ARS Pharma’s consent in such case. If the asset sales are not completed prior to, concurrently with, or immediately following the closing of the Merger, such assets will be retained by the combined company and the value of such assets will have no impact on the calculation of the exchange ratio. In addition, if any asset sale includes milestone or other deferred or contingent compensation, such compensation will have no impact on the exchange ratio. If we are unable to divest our assets within the required timeframe under the Merger Agreement, on favorable terms or at all, our stockholders may lose the benefit of the value of such assets that would otherwise be included in the calculation of the exchange ratio.

If the conditions to the closing of the Merger are not met, the Merger may not occur.*

Even if the Merger Proposal is approved by our stockholders, specified conditions must be satisfied or waived to complete the Merger. These conditions are set forth in the Merger Agreement. We and ARS Pharma cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or will be delayed, and we and ARS Pharma each may lose some or all the intended benefits of the Merger.

The Merger may be completed even though certain events occur prior to the closing of the Merger that materially and adversely affect us or ARS Pharma.*

In general, either party can refuse to complete the Merger if there is a material adverse change affecting the other party between July 21, 2022, the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on us and ARS Pharma, including:

•
general business or economic conditions generally affecting the industry in which we and ARS Pharma operate;
•
acts of war, the outbreak or escalation of armed hostilities, acts of terrorism, earthquakes, wildfires, hurricanes or other natural disasters, health emergencies, including pandemics (including COVID-19 and any evolutions or mutations thereof) and related or associated epidemics, disease outbreaks or quarantine restrictions;
•
changes in financial, banking or securities markets;
•
any change in the stock price or trading volume of our common stock;
•
our failure to meet internal or analysts’ expectations or projections or the results of operations;
•
any change in, or any compliance with or action taken for the purpose of complying with, any law or GAAP (or interpretations of any law or GAAP);
•
any change resulting from the announcement of the Merger Agreement or the pendency of the contemplated transactions; or
•
resulting from the taking of any action required to be taken by the Merger Agreement.

If material adverse changes occur and we and ARS Pharma still complete the Merger, the stock price of the combined company following the closing of the Merger may suffer. This in turn may reduce the value of the Merger to our stockholders, ARS Pharma’s stockholders or both.

Some of our executive officers and directors have interests in the Merger that are different from our stockholders and that may influence them to support or approve the Merger without regard to the interests of our stockholders.*

Some our officers and directors are parties to arrangements that provide them with interests in the Merger that are different from our stockholders, including, among others, service as a director of the combined company following the closing of the Merger, severance and retention benefits, the acceleration of equity award vesting, and continued indemnification.

For example, in connection with the Merger, we approved certain amendments to compensatory arrangements with our employees, including our named executive officers, pursuant to which (i) certain employees, including any named executive officer who experiences, or is deemed to experience, a Change in Control Termination (as defined in our Change in Control and Severance Benefit Plan (the “Severance Plan”)), will be eligible to receive an extension of the post-termination exercise period of the applicable employee’s stock options from three months to 12 months following a qualifying termination of service; and (ii) our named executive officers will be eligible to receive severance benefits under the Severance Plan as if they each experience a Change in Control Termination, regardless of whether our named executive officer’s actual termination date occurs during the Change in Control Period (as defined in the Severance Plan), subject to our named executive officer’s execution and delivery of an effective general release of claims in favor of us and satisfaction of all other requirements set forth in the Severance Plan.

The market price of our common stock following the Merger may decline as a result of the Merger.*

The market price of our common stock may decline as a result of the Merger for a number of reasons, including if:

•
investors react negatively to the prospects of the combined company’s business and prospects following the closing of the Merger;
•
the effect of the Merger on the combined company’s business and prospects following the closing of the Merger is not consistent with the expectations of financial or industry analysts; or
•
the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by stockholders or financial or industry analysts.

Our securityholders and ARS Pharma securityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the closing of the Merger as compared to their current ownership and voting interest in the respective companies.*

After the completion of the Merger, our current securityholders and ARS Pharma’s current securityholders will own a smaller percentage of the combined company than their ownership in their respective companies prior to the Merger. Immediately following the Merger, assuming our net cash at the closing of the Merger is $240 million, the pre-Merger equity holders of ARS Pharma are expected to hold approximately 63% of the outstanding shares of our common stock and our pre-Merger equity holders are expected to hold approximately 37% of the outstanding shares of our common stock, in each case, on a fully diluted basis using the treasury stock method. These estimates are based on the anticipated exchange ratio of approximately 1.2441 and are subject to adjustment as provided in the Merger Agreement.

In addition, the ten member board of directors of the combined company will initially consist of seven individuals with prior affiliations with ARS Pharma and three individuals with prior affiliation with us. Consequently, our securityholders and securityholders of ARS Pharma will be able to exercise less influence over the management and policies of the combined company following the closing of the Merger than they currently exercise over the management and policies of their respective companies.

During the pendency of the Merger Agreement, we and ARS Pharma may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.*

Covenants in the Merger Agreement impede our ability and the ability of ARS Pharma to make acquisitions, subject to specified exceptions for us relating to fiduciary duties of our board of directors, or complete other mergers, sales of assets or other business combinations that are not in the ordinary course of business pending completion of the Merger, excluding, in our case, any asset dispositions. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into specified extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party, subject to specified exceptions in our case, even if any such transaction could be favorable to such party’s stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.*

The terms of the Merger Agreement prohibit us and ARS Pharma from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except, in our case, in limited circumstances when our board of directors determines in good faith, after consultation with its independent financial advisor, if any, and outside counsel, that an unsolicited competing proposal constitutes, or would reasonably be expected to result in, a superior offer and that failure to take action could be reasonably likely to be inconsistent with the fiduciary duties of the our board of directors under applicable law. In addition, if we or ARS Pharma terminate the Merger Agreement under specified circumstances, including terminating because of a decision of a board of directors to recommend an acquisition proposal, ARS Pharma may be required to pay us a termination fee of $6 million or we may be required to pay ARS Pharma a termination fee of $6 million or $10 million. This termination fee may discourage third parties from submitting competing proposals to us or ARS Pharma or their stockholders and may cause the respective boards of directors to be less inclined to recommend a competing proposal.

Because the lack of a public market for the shares of ARS Pharma capital stock makes it difficult to evaluate the fairness of the Merger, the stockholders of ARS Pharma may receive consideration in the Merger that is less than the fair market value of the shares of ARS Pharma capital stock and/or we may pay more than the fair market value of the shares of ARS Pharma capital stock.*

The outstanding shares of ARS Pharma capital stock is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of the shares of ARS Pharma capital stock. Because the percentage of Silverback equity to be issued to ARS Pharma stockholders was determined based on negotiations between the parties, it is possible that the value of our common stock to be received by ARS Pharma stockholders will be less than the fair market value of the shares ARS Pharma capital stock, or we may pay more than the aggregate fair market value for the shares of ARS Pharma capital stock.

We and ARS Pharma may become involved in securities litigation or stockholder derivative litigation in connection with the Merger, and this could divert the attention of our and ARS Pharma management and harm the combined company’s business, and insurance coverage may not be sufficient to cover all related costs and damages.*

Securities litigation or stockholder derivative litigation frequently follows the announcement of certain significant business transactions, such as the sale of a business division or announcement of a business combination transaction. We and ARS Pharma may become involved in this type of litigation in connection with the Merger, and the combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business, ARS Pharma’s business, and the combined company.

Risks Related to Our Business and Industry

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead program and other development programs, undertaking clinical trials for our now discontinued SBT6050 and SBT6290 programs, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three months ended June 30, 2022 and 2021, our net losses were $19.4 million and $24.5 million, respectively. Our prior losses, combined with expected future losses, had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We are substantially dependent on our remaining employees to facilitate the consummation of the proposed Merger.*

We have substantially reduced our workforce since March 28, 2022 and in connection with the Merger Agreement with ARS Pharma and in order to preserve cash resources, the Company committed to reducing its workforce by approximately 75% by September 2, 2022 and the remaining 25% as of the close of the Merger. Our ability to successfully complete the proposed Merger depends in large part on our ability to retain certain of our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to consummate the proposed Merger, to divest our legacy programs and other preclinical assets, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

The pendency of the proposed Merger could have an adverse effect on the trading price of our common stock and our business, financial condition and prospects.*

While there have been no significant adverse effects to date, the pendency of the proposed Merger could disrupt our business in many ways, including:

•
the attention of our remaining management and employees may be directed toward the completion of the proposed Merger and related matters and may be diverted from our day-to-day business operations; and
•
third parties may seek to terminate or renegotiate their relationships with us as a result of the proposed Merger, whether pursuant to the terms of their existing agreements with us or otherwise.

Should they occur, any of these matters could adversely affect the trading price of our common stock or harm our business, financial condition and prospects.

If the Merger is not completed, we may be unsuccessful in completing an alternative transaction on terms that are as favorable as the terms of the proposed Merger, or at all, and we may be unable to reestablish a viable operating business.*

While we have entered into the Merger Agreement, the consummation of the Merger may be delayed or may not occur at all. If, for any reason, the proposed Merger is not completed, we will reconsider our strategic alternatives and could pursue another strategic transaction similar to the proposed Merger, potential collaborative, partnering or other strategic arrangements for our programs, including a sale or divestiture of our legacy programs, or liquidate and distribute available cash. Attempting to complete an alternative transaction will be costly and time consuming. If the Merger is not completed and our board of directors determines to pursue an alternative transaction, the terms of any such alternative transaction may not be as favorable to us or our stockholders as the terms of the Merger. We can make no assurances that such an alternative transaction would occur at all.

If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of our business. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.*

There can be no assurance that the Merger will be completed. If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of our assets. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to its stockholders. As a result of this requirement, our remaining cash may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our business. If a dissolution and liquidation were pursued, our board of directors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

The COVID-19 pandemic has had, and could continue to have, an adverse impact on our business, including on our preclinical studies and planned clinical trials, supply chain, and business development activities.*

In December 2019, COVID-19, a novel strain of coronavirus, was first reported in Wuhan, China and has since become a global pandemic. The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the Unites States have taken aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). The spread of COVID-19 and actions taken to reduce its spread may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position. In addition, the trading prices for other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face significant delays or disruptions in our proposed Merger.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, R&D credits and certain other tax attributes to offset its post-change income or taxes may be limited. The Merger will result in an ownership change for us and this could limit the amount of NOLs, R&D credit carryforwards or other applicable tax attributes that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs, R&D credits and other applicable tax attributes carried forward may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Additionally, the California Consumer Privacy Act (the CCPA) gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020 (the CPRA), effective January 1, 2023, will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. At this time, we do not collect personal information relating to residents of California, but should we begin to do so, the CCPA and CPRA will impose new and burdensome privacy compliance obligations on our business and will raise new risks for potential fines and class actions.

Other states have enacted data privacy laws. For example, Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states. Additionally, several states and localities have enacted statutes banning or restricting the collection of biometric information. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (the EU GDPR), the United Kingdom’s GDPR (the UK GDPR), Brazil’s General Data Protection Law (the Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018), and China’s Personal Information Protection Law (the PIPL) impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, the EU GDPR also provides for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (the EEA) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (the SCCs) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. At this time, we do not believe we are subject to the GDPR, but should this change, the GDPR will increase our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

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

We may rely on trade secret and proprietary know-how, which can be difficult to trace and enforce and, if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed. *

We may rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Elements of our product candidate, including processes for their preparation and manufacture, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity incident) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Because we expect to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of June 30, 2022, we had 35,187,344 outstanding shares of our common stock.

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

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.*

We currently anticipate that we will retain future earnings for the operation of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

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

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.*

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

Despite the implementation of security measures, given the size and complexity and the increasing amounts of sensitive information that we maintain, our internal information technology systems and those of our third-party CROs and other contractors and consultants are potentially vulnerable to cyberattacks, malicious internet-based activity, and online and offline fraud. These threats are prevalent, continue to increase, and are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actor. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to, cyberattacks by malicious third parties (including, but not limited to, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), ransomware attacks, denial-of-service attacks (such as credential stuffing), social engineering attacks (including through phishing attacks), supply-chain attacks and other means to affect service reliability and threaten the confidentiality, integrity and availability of information, personnel misconduct or error, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats which may compromise our system infrastructure or lead to data leakage. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce also poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

The net proceeds from our IPO are held in cash and cash equivalents, primarily in treasury money market accounts, and investments, primarily in U.S. Treasury securities. Through June 30, 2022, we have used approximately $69.0 million of the net proceeds from our IPO. The following information updates the planned use of proceeds information from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on December 4, 2020 and updated in our Annual Report on Form 10-K, filed with the SEC on March 31, 2022: we intend to use the remaining net proceeds from the IPO, together with our existing cash and cash equivalents, to fund the completion of the proposed Merger and the related reduction in work force. Any remaining net proceeds will be used by the combined company for the development and potential commercialization of its product candidate neffy, for working capital requirements, and for other general corporate purposes.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 10, 2022, our board of directors approved the termination of employment of Laura Shawver, Ph.D., our Chief Executive Officer, effective as of September 2, 2022 (the “Transition Date”), to extend our cash runway and to allow Dr. Shawver to pursue other employment opportunities. Dr. Shawver has entered into a consulting agreement with us effective as of the Transition Date pursuant to which she has agreed to provide, on an as-needed basis, not to exceed 20 hours per week unless mutually agreed, transition services and to advise, consult and support our management team in connection with the closing of the Merger, winddown activities related thereto, the sale of our legacy assets and other services from the Transition Date until the earlier of (a) the closing of the Merger and (b) December 31, 2022. As consideration for her consulting services, Dr. Shawver will be paid an hourly rate of $300 and all outstanding equity awards held by Dr. Shawver as of the Transition Date will continue to vest and will remain exercisable during the consulting period. Dr. Shawver will also continue to serve as a member of our Board of Directors.

Effective as of the Transition Date, Jeffrey C. Pepe, Ph.D., J.D., has been appointed to serve as our Interim Chief Executive Officer and principal executive officer. The biographical information for Dr. Pepe appears below:

Jeffrey C. Pepe, Ph.D., J.D., age 60, has served as our General Counsel since August 2019 and was appointed Corporate Secretary in November 2020. From January 2015 to August 2019, Dr. Pepe served as a partner and member of the Management Committee at Seed IP Law Group. From April 2008 to December 2010, he served as Associate General Counsel and Head of Intellectual Property at Trubion Pharmaceuticals, Inc. (now Aptevo Therapeutics Inc.). He served as Patent Attorney from January 2007 to November 2007 and as Chief Patent Attorney from November 2007 to March 2008 at Nastech Pharmaceutical Company Inc. (now Adhera Therapeutics, Inc.). Dr. Pepe holds a B.S. in Biochemistry and Ph.D. in Microbiology and Molecular Genetics, both from the University of California, Los Angeles and a J.D. from the Seattle University School of Law, where he served as an adjunct law professor from September 2004 to September 2015.

In connection with the appointment of Dr. Pepe as General Counsel, the Company and Dr. Pepe entered into an employment offer letter agreement on June 6, 2019, pursuant to which, Dr. Pepe would be (i) entitled to receive an annual base salary of $370,000, (ii) eligible to receive an annual performance bonus of up to 30% of his base salary, based upon the achievement of certain corporate and individual objectives as determined by the Board, and (iii) entitled to receive a stock option to purchase 131,469 shares of the Company’s common stock. Twenty-five percent of the shares subject to the stock option vested after 12 months of employment, with the remaining shares vesting monthly thereafter over the following 36 months. In January 2022, the Compensation Committee of our board of directors approved (i) increasing Dr. Pepe’s annual base salary to $405,546. In addition, in February 2022 Dr. Pepe received a stock option for 45,000 shares of the Company’s common stock and a restricted stock unit for 7,500 shares of the Company’s common stock. The shares subject to the stock option will vest monthly over 48 months following the grant date, and twenty-five percent of the shares subject to the restricted stock unit will vest after 12 months of employment, with the remaining shares vesting annually thereafter over the following three years. In May 2022, Dr. Pepe received a stock option for 79,261 shares of the Company’s common stock and a restricted stock unit for 39,630 shares of the Company’s common stock. The shares subject to the stock option and restricted stock unit will fully vest 12 months following the grant date. Dr. Pepe is also a party to the Company’s Change in Control and Severance Benefit Plan. There has been no change to his existing employment terms in connection with his promotion to Interim Chief Executive Officer.

There are no arrangements or understandings between Dr. Pepe and any other persons in connection with Dr. Pepe’s appointment as interim Chief Executive Officer and principal executive officer. There are also no family relationships between Dr. Pepe and any director or executive officer of the Company. Except as set forth above, Dr. Pepe has no direct or indirect interest in any transaction or proposed transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1*	Agreement and Plan of Merger and Reorganization, dated July 21, 2022, by and among the registrant., Sabre Merger Sub, Inc. and ARS Pharmaceuticals, as amended on August 11, 2022.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2020).

4.1	Reference is made to Exhibit 3.1 and 3.2.

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

10.1+	Non-Employee Director Compensation Policy, as amended.

10.2**	Amendment No. 2 to Cell Line License Agreement, by and between the registrant and WuXi Biologics (Hong Kong) Limited, dated May 4, 2022.

10.3+*	Letter Agreement, by and between the registrant and Jeffrey Pepe, Ph.D., J.D., dated June 6, 2019.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

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

SILVERBACK THERAPEUTICS, INC.

Date: August 11, 2022	By:	/s/ Laura Shawver, Ph.D.

Laura Shawver, Ph.D.

Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Jonathan Piazza

Jonathan Piazza

Chief Financial Officer (Principal Financial Officer)