Form 10-Q
period 2022-09-30
Silverback Therapeutics, Inc.
filed 2022-11-02
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022 there were 36,058,338 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the proposed merger with ARS Pharmaceuticals, Inc. ("ARS Pharma") and the expected timing, completion, effects and potential benefits thereof;
•
the expected exchange ratio and relative ownership percentages of the stockholders of ARS Pharma and Silverback in the combined company;
•
the expected level of Silverback net cash at the closing of the proposed merger;
•
our evaluation of strategic alternatives with a goal to enhance stockholder value, including the proposed merger with ARS Pharma, or if the proposed merger with ARS Pharma is not consummated, the possibility of a different merger or sale of the company, the sale of the company’s assets in one or more transactions to one or more third parties or a liquidation and dissolution of the company;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Silverback Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$203,224	$254,045
Short-term investments	63,400	—
Prepaid expenses and other current assets	4,175	7,447
Total current assets	270,799	261,492
Long-term investments	—	64,780
Restricted cash	250	250
Right-of-use asset	—	4,733
Property and equipment, net	15	2,212
Total assets	$271,064	$333,467
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$126	$2,078
Accrued expenses	3,649	11,727
Current portion of lease liability	215	1,087
Total current liabilities	3,990	14,892
Lease liability, net of current portion	—	4,760
Total liabilities	3,990	19,652
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.0001 par value per share; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021, 35,895,940 and 35,133,934 shares issued and 35,882,653 and 35,107,651 shares outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	516,829	500,349
Accumulated other comprehensive loss	(1,623)	(326)
Accumulated deficit	(248,136)	(186,212)
Total stockholders’ equity	267,074	313,815
Total liabilities, and stockholders’ equity	$271,064	$333,467

The accompanying notes are an integral part of these unaudited condensed financial statements.

Silverback Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$8,363	$15,641	$37,505	$45,630
General and administrative	10,256	7,040	25,610	20,447
Gain on lease remeasurement	(774)	—	(774)	—
Loss on sale of property and equipment	1,094	—	1,094	—
Total operating expenses	18,939	22,681	63,435	66,077
Loss from operations	(18,939)	(22,681)	(63,435)	(66,077)
Interest income, net	1,075	26	1,511	59
Net loss	(17,864)	(22,655)	(61,924)	(66,018)
Unrealized loss on available-for-sale securities	(75)	(34)	(1,297)	(34)
Comprehensive loss	(17,939)	(22,689)	(63,221)	(66,052)
Net loss per share, basic and diluted	$(0.50)	$(0.65)	$(1.76)	$(1.89)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	35,457,960	35,001,466	35,248,690	34,884,656

The accompanying notes are an integral part of these unaudited condensed financial statements.

Silverback Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance as of January 1, 2022	35,107,651	$4	$500,349	$(326)	$(186,212)	$313,815
Exercise of common stock options and vesting of early exercised common stock options	15,679	—	19	—	—	19
Stock-based compensation	—	—	4,949	—	—	4,949
Net loss and comprehensive loss	—	—	—	(922)	(24,631)	(25,553)
Balance as of March 31, 2022	35,123,330	$4	$505,317	$(1,248)	$(210,843)	$293,230
Exercise of common stock options, shares issued under the employee stock purchase plan, and vesting of early exercised common stock options	46,395	—	150		—	150
Stock-based compensation	—	—	5,140		—	5,140
Net loss and comprehensive loss	—	—	—	(300)	(19,429)	(19,729)
Balance as of June 30, 2022	35,169,725	$4	$510,607	$(1,548)	$(230,272)	$278,791
Exercise of common stock options, shares issued under the employee stock purchase plan, vesting of restricted stock unit awards, and vesting of early exercised common stock options	712,928	—	1,185		—	1,185
Stock-based compensation	—	—	5,037		—	5,037
Net loss and comprehensive loss	—	—	—	(75)	(17,864)	(17,939)
Balance as of September 30, 2022	35,882,653	$4	$516,829	$(1,623)	$(248,136)	$267,074

The accompanying notes are an integral part of these unaudited condensed financial statements

Silverback Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance as of January 1, 2021	34,701,274	$3	$479,608	$—	$(96,734)	$382,877
Exercise of common stock options and vesting of early exercised common stock options	125,930	—	254	—	—	254
Stock-based compensation	—	—	4,285	—	—	4,285
Net loss and comprehensive loss	—	—	—	—	(18,867)	(18,867)
Balance as of March 31, 2021	34,827,204	$3	$484,147	$—	$(115,601)	$368,549
Exercise of common stock options, shares issued under the employee stock purchase plan, and vesting of early exercised common stock options	135,881	1	866	—	—	867
Stock-based compensation	—	—	4,730	—	—	4,730
Net loss and comprehensive loss	—	—	—	—	(24,496)	(24,496)
Balance as of June 30, 2021	34,963,085	$4	$489,743	$—	$(140,097)	$349,650
Exercise of common stock options and vesting of early exercised common stock options	74,051	—	154	—	—	154
Stock-based compensation	—	—	5,019	—	—	5,019
Net loss and comprehensive loss	—	—	—	(34)	(22,655)	(22,689)
Balance as of September 30, 2021	35,037,136	$4	$494,916	$(34)	$(162,752)	$332,134

The accompanying notes are an integral part of these unaudited condensed financial statements

Silverback Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(61,924)	$(66,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	533	596
Stock-based compensation	15,126	14,034
Non-cash lease expense	728	903
Amortization of debt issuance costs	—	2
Gain on lease remeasurement	(774)	—
Loss on sale of property and equipment	1,094	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,608	(608)
Accounts payable and accrued expenses	(10,013)	6,422
Lease liability	(853)	(786)
Net cash used in operating activities	(51,475)	(45,455)
Cash flows from investing activities:
Purchase of available for sale securities	—	(39,971)
Purchase of property and equipment	(684)	(822)
Net cash used in investing activities	(684)	(40,793)
Cash flows from financing activities:
Principal payments on term loan payable	—	(846)
Proceeds from exercise of common stock options and employee stock purchase plan	1,338	1,185
Net cash provided by financing activities	1,338	339
Change in cash, cash equivalents, and restricted cash	(50,821)	(85,909)
Cash, cash equivalents, and restricted cash at beginning of period	254,295	386,919
Cash, cash equivalents, and restricted cash at end of period	$203,474	$301,010
Supplemental disclosure of cash flow information:
Right-of-use assets and lease liabilities recognized	$—	$3,733
Right-of-use assets and lease liabilities derecognized	$4,779	$—
Sales of property and equipment in prepaid expenses and other current assets	$1,316	$—

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

On July 21, 2022, as amended on August 11, 2022 and October 25, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with ARS Pharmaceuticals, Inc., a Delaware corporation (“ARS Pharma”), a biopharmaceutical company focused on the development of neffy, a needle-free epinephrine nasal spray, for the emergency treatment of Type I allergic reactions, and Sabre Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Silverback (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into ARS Pharma, with ARS Pharma surviving as a wholly owned subsidiary of Silverback (the “Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. The transaction is anticipated to be completed during the fourth quarter of 2022.

In connection with the Merger Agreement and in order to preserve cash resources, the Company has reduced its workforce by approximately 78% as of September 30, 2022, and an additional 17% will be terminated by transaction close. The Company anticipates the rest of the employees will remain with the combined company post-close. All employees affected by the workforce reduction will be eligible to receive, among other things, severance payments based on the applicable employee’s level and years of service with the Company and the continuation of group health insurance coverage for a specified time period post-termination.

Risks and Uncertainties

The Company is subject to a number of inherent risks which include, but are not limited to, the need to obtain adequate additional funding, possible failure of clinical trials or other events demonstrating a lack of clinical safety or efficacy of its product candidates, dependence on key personnel, reliance on third-party service providers for manufacturing drug product and conducting clinical trials, the ability to successfully secure its proprietary technology, and risks related to the regulatory approval and commercialization of a product candidate. Additionally, the development and commercialization of new drug products is highly competitive. Products or technologies developed by competitors may diminish or render obsolete the Company’s existing products under development. Moreover, the Company is subject to a number of risks related to the proposed Merger with ARS Pharma which include, but are not limited to, the failure to complete the Merger may result in the Company paying a termination fee to ARS Pharma, the inability of the Company to divest its legacy programs within the timeframe required under the Merger Agreement, on favorable terms or at all, if the Merger is not completed, the Company may be unsuccessful in completing an alternative transaction on terms that are as favorable as the terms of the Merger, or at all, and the Company may be unable to reestablish a viable operating business.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses since its inception and had an accumulated deficit of $248.1 million as of September 30, 2022. The Company had cash, cash equivalents, and investments of $266.6 million as of September 30, 2022 and has not generated positive cash flows from operations. To date, the Company has funded its operations primarily through the issuance of redeemable convertible preferred stock, convertible notes, and the sale of common stock in connection with the Company’s initial public offering (“IPO”). The Company’s currently available cash, cash equivalents, and restricted cash as of September 30, 2022 are sufficient to meet its anticipated cash requirements for the 12 months following the date the financial statements are issued. Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least 12 months from the date the financial statements are issued.

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

Unaudited Interim Condensed Financial Statements

The accompanying condensed balance sheet as of September 30, 2022, the condensed statements of operations and comprehensive loss and condensed statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021, and the condensed statements of cash flows for the nine months ended September 30, 2022 and 2021, are unaudited. The balance sheet as of December 31, 2021 was derived from the audited financial statements as of and for the year ended December 31, 2021. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2022, the condensed results of its operations for the three and nine months ended September 30, 2022 and 2021, and its cash flows for the nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the nine months ended September 30, 2022 and 2021 are also unaudited. The condensed results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other period.

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

Cash and Cash Equivalents

Cash equivalents are comprised of short-term, highly-liquid investments with maturities of 90 days or less at the date of purchase. At September 30, 2022 and December 31, 2021, the Company’s cash equivalents consisted of money market funds.

Restricted Cash

Restricted cash consists of a deposit securing a collateral letter of credit issued in connection with the Company’s facility operating lease.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed balance sheets that sum to the amounts shown in the condensed statements of cash flows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$203,224	$254,045
Restricted cash	250	250
Total cash and cash equivalents and restricted cash	$203,474	$254,295

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

Level 3: Unobservable inputs that are supported by little or no market activity.

The following table identifies the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

September 30, 2022	Level	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds	1	$203,224	$—	$—	$203,224
Short-term investments - U.S. Treasury securities	1	65,023	—	(1,623)	63,400
Total	1	$268,247	$—	$(1,623)	$266,624
December 31, 2021
Money market funds	1	253,945	—	—	253,945
Long-term investments - U.S. Treasury securities	1	65,106	—	(326)	64,780
Total	1	$319,051	$—	$(326)	$318,725

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

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Employee compensation and benefits	$2,333	$4,605
Research and development expenses	718	6,528
Professional services and other	598	594
Total accrued expenses	$3,649	$11,727

5. Leases

The Company leases office and laboratory space in Seattle, Washington. The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease expense
Operating lease expense	$334	$402	$1,052	$1,096
Variable lease expense	119	121	373	333
Total lease expense	$453	$523	$1,425	$1,429
Operating cash outflows from operating leases	$458	$499	$1,479	$1,333

The weighted-average remaining term on the Company’s leases was 0.25 years as of September 30, 2022. To compute the present value of the lease liabilities, the Company used a weighted average discount rate of 7.4% as of September 30, 2022. The Company's future minimum commitments due under its operating lease agreement is $0.2 million.

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

On September 27, 2022, the Company entered into an amendment to its lease agreement to terminate the Company's remaining lease as of December 31, 2022. Due to the change in lease term, the Company remeasured the ROU asset and lease liability and, as a result, reduced the lease liability and ROU asset by $4.5 million. As the remeasurement of the lease liability reduced the ROU asset down to zero, the Company recorded a gain on lease remeasurement of $0.8 million for the three and nine months ended September 30, 2022.

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

7. Stockholders’ Equity (Deficit)

Common Stock

The Company has reserved shares of common stock for the following potential future issuances:

	September 30,	December 31,
	2022	2021
Shares underlying outstanding equity awards	7,533,964	6,370,873
Shares available for future equity award grants	2,801,563	2,931,012
Shares underlying early exercised equity awards	13,287	26,283
Total	10,348,814	9,328,168

8. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense	$2,173	$2,144	$6,385	$6,147
General and administrative expense	2,864	2,875	8,741	7,887
Total stock-based compensation expense	$5,037	$5,019	$15,126	$14,034

As of September 30, 2022, the total unrecognized stock-based compensation expense was $30.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.83 years.

Stock Option Awards

As of September 30, 2022, the Company’s equity incentive plans authorized a total of 11,321,495 shares, of which 2,801,563 shares are available for future grant, and 7,533,964 shares are outstanding. Not included in the outstanding option balance are 13,287 shares pursuant to stock options that were early exercised and subject to repurchase under the Company’s 2016 Equity Incentive Plan that remain unvested as of September 30, 2022.

A summary of the Company’s stock option activity for the nine months ended September 30, 2022 is as follows (in thousands, except share and per share data and years):

	Stock Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	6,370,873	$12.82
Granted	3,088,001	4.20
Exercised	(588,190)	2.04		$1,790
Cancelled	(1,845,177)	11.71
Balance at September 30, 2022	7,025,507	10.22	7.89	$8,525
Vested at September 30, 2022	2,828,006	$12.00	6.79	$3,711

The total fair value of shares vested during the nine months ended September 30, 2022 and 2021 was $17.4 million and $11.7 million, respectively. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at September 30, 2022. The weighted-average grant date fair value per share of option grants for the nine months ended September 30, 2022 and 2021 was $2.82 and $24.92, respectively.

The grant date fair value of stock options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Expected term (in years)	5.8	5.9
Expected volatility	77%	80%
Risk-free interest rate	2.24%	0.94%
Expected dividend yield	—	—

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

Restricted Stock Unit Awards

During the nine months ended September 30, 2022 the Company issued restricted stock unit (“RSU”) awards to employees under the Company’s 2020 Equity Incentive Plan. There was no RSU activity during the nine months ended September 30, 2021. A summary of the Company’s RSU activity for the nine months ended September 30, 2022 is as follows:

	Restricted Stock Unit Awards
	Share Equivalents	Weighted- Average Grant Date Fair Value
Balance at December 31, 2021	—	$—
Granted	817,376	3.70
Vested	(134,865)	3.15
Cancelled	(174,054)	4.50
Balance at September 30, 2022	508,457	$3.58

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

On November 5, 2021, a securities class action complaint was filed against the Company and certain of the Company's officers and directors in the U.S. District for the Western District of Washington, captioned Dresner v. Silverback Therapeutics, Inc., et al., Case No. 2:21-cv-01499 (the “Dresner Case”). The court has appointed lead plaintiff and lead plaintiff's counsel, and plaintiff's counsel then filed the amended complaint on April 11, 2022. The amended complaint alleges that between December 3, 2020 and March 31, 2022, the Company and certain of the Company's officers and directors violated (1) Sections 11 and 15 of the Securities Act of 1933, as amended; and (2) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission (“SEC”) Rule 10b-5 promulgated thereunder, by making allegedly false and misleading statements in various SEC filings and press releases regarding the clinical and commercial prospects of the Company’s product candidate, SBT6050, which is now discontinued. The complaint seeks unspecified damages and interest, as well as attorneys’ fees and other costs. The Company and the other defendants filed a motion to dismiss on May 26, 2022 and lead plaintiff filed an opposition brief on July 11, 2022. On August 10, 2022, the Company and the other defendants filed a reply brief. The court held a hearing on October 28, 2022 and is expected to issue a ruling on the motion to dismiss by the end of 2022 or in the first half of 2023.

The Company cannot predict the outcome of this suit, and failure by the Company to obtain a favorable resolution could have a material adverse effect on its business, results of operations and financial condition. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of September 30, 2022.

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

12. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2022	2021
Common stock options	7,025,507	6,451,285
RSU awards	508,457	—
Unvested common stock	13,287	30,615
ESPP withholdings	1,451	22,668
Total potentially dilutive shares	7,548,702	6,504,568

13. Restructuring Plans

March Restructuring Plan

During the nine months ended September 30, 2022, the Company incurred $1.7 million in costs associated with the termination benefits resulting from the March Restructuring Plan. $1.3 million and $0.4 million of the termination benefits are included in research and development expense and general and administrative expense, respectively. A summary of the restructuring charges for the nine months ended September 30, 2022 is as follows (in thousands):

Accrued Severance
2022
Accrued severance as of December 31, 2021	$—
Severance expense incurred during the three months ended March 31, 2022	404
Accrued severance as of March 31, 2022	404
Severance expense incurred during the three months ended June 30, 2022	1,180
Severance paid during the period	(987)
Accrued severance as of June 30, 2022	$597
Severance expense incurred during the three months ended September 30, 2022	100
Severance paid during the period	(415)
Accrued severance as of September 30, 2022	$282

July Restructuring Plan

In connection with the Merger Agreement and in order to preserve cash resources, the Company has reduced its workforce by approximately 78% as of September 30, 2022, and an additional 17% will be terminated by transaction close. The Company anticipates the rest of the employees will remain with the combined company post-close. All employees affected by the workforce reduction will be eligible to receive, among other things, severance payments based on the applicable employee’s level and years of service with the Company and the continuation of group health insurance coverage for a specified time period post-termination.

During the three months ended September 30, 2022, the Company incurred $5.8 million in costs associated with the termination benefits resulting from the July Restructuring Plan. $3.7 million and $2.1 million of the termination benefits are included in research and development expense and general and administrative expense, respectively. A summary of the restructuring charges for the three months ended September 30, 2022 is as follows (in thousands):

Accrued Severance
2022
Accrued severance as of June 30, 2022	$—
Severance expense incurred during the three months ended September 30, 2022	5,790
Severance paid during the period	(4,381)
Accrued severance as of September 30, 2022	$1,409

In the event the Merger with ARS Pharma occurs, the Company will be required to pay an additional $7.2 million in severance-related charges, all of which will be cash expenditures.

14. Loss on Sale of Property and Equipment

Considering the proposed Merger with ARS Pharma and restructuring plans, management made the decision in August 2022 to sell the excess property and equipment owned by the Company. As a result, property and equipment with a carrying value of $2.4 million was sold at auction in September 2022 for $1.3 million, net of fees and taxes. As a results of the sales, the Company recognized a loss on sale of property and equipment totaling $1.1 million for the three months ended September 30, 2022. These losses are recognized as expenses on the unaudited Condensed Statement of Operations and Comprehensive Loss. The Company's remaining property and equipment is immaterial. A receivable for net proceeds of $1.3 million as of September 30, 2022 is recorded in prepaid expenses and other current assets.

15. Subsequent Events

Asset Purchase Agreement

On October 18, 2022, the Company entered into an asset purchase agreement to sell certain patent applications and rights directed to next-generation linker technology for a one-time payment of $0.2 million.

Second Amendment to Merger Agreement

On October 25, 2022, the Company and ARS Pharma entered into a Second Amendment of the Merger Agreement to adjust the Company's allowed range of net cash at close from no less than $210 million nor greater than $255 million to no less than $210 million nor greater than $265 million.

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

On July 21, 2022, as amended on August 11, 2022 and October 25, 2022, we entered into an Agreement and Plan of Merger and Reorganization (the Merger Agreement) with Sabre Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (the Merger Sub), and ARS Pharmaceuticals, Inc., a Delaware corporation (ARS Pharma), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions described in the Merger Agreement, Merger Sub will merge with and into ARS Pharma (the Merger) with ARS Pharma continuing as a wholly-owned subsidiary of our Company and the surviving corporation of the Merger. At the effective time of the proposed Merger, all of ARS Pharma’s outstanding shares of common stock (after giving effect to the automatic conversion of all outstanding shares of ARS Pharma’s preferred stock into shares of ARS Pharma’s common stock) will be converted into the right to receive the right to receive a number of shares common stock of the Company equal to an exchange ratio calculated in accordance with the Merger Agreement and the Company will assume each outstanding and unexercised option and warrant to purchase ARS Pharma capital stock, which will be converted into options and warrants to purchase shares of common stock of the Company based on the exchange ratio. Immediately after the Merger, based on the agreed upon exchange ratio of 1.1819 and our estimated net cash at the closing of the Merger of $254 million, the pre-Merger ARS Pharma equity holders are expected to hold approximately 62% of the outstanding shares of our common stock and the pre-Merger equity holders of Silverback are expected to hold approximately 38% of the outstanding shares of our common stock, in each case, on a fully diluted basis using the treasury stock method. On October 25, 2022, we and ARS Pharma entered into a Second Amendment of the Merger Agreement to adjust our allowed range of net cash at close from no less than $210 million nor greater than $255 million to no less than $210 million nor greater than $265 million.

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

In connection with the announcement of the Merger, we are in the process of winding down our research and development activities and are focusing on divesting our legacy programs, including SBT8230 for cHBV, next-generation linker technologies, our library of monoclonal antibodies, and our preclinical GC conjugate program. On October 18, 2022, we entered into an asset purchase agreement (APA) to sell certain patent applications and rights directed to next-generation linker technology for a one-time payment of $200,000.

In connection with the Merger Agreement and in order to preserve cash resources, we have reduced our workforce by approximately 78% as of September 30, 2022, and an additional 17% will be terminated by transaction close. We anticipate the rest of the employees will remain with the combined company post-close. All employees affected by the workforce reduction will be eligible to receive, among other things, severance payments based on the applicable employee’s level and years of service with us and the continuation of group health insurance coverage for a specified time period post-termination.

On August 10, 2022, our board of directors approved the termination of employment of Laura Shawver, Ph.D., our then Chief Executive Officer, effective as of September 2, 2022 (the Transition Date), to extend our cash runway and to allow Dr. Shawver to pursue other employment opportunities. Dr. Shawver entered into a consulting agreement with us effective as of the Transition Date pursuant to which she has agreed to provide, on an as-needed basis, not to exceed 20 hours per week unless mutually agreed, transition services and to advise, consult and support our management team in connection with the closing of the Merger, winddown activities related thereto, the sale of our legacy assets and other services from the Transition Date until the earlier of (a) the closing of the Merger and (b) December 31, 2022. As consideration for her consulting services, Dr. Shawver will be paid an hourly rate of $300 and all outstanding equity awards held by Dr. Shawver as of the Transition Date will continue to vest and will remain exercisable during the consulting period. Dr. Shawver will also continue to serve as a member of our Board of Directors.

Effective as of the Transition Date, Jeffrey C. Pepe, Ph.D., J.D., was appointed to serve as our Interim Chief Executive Officer and principal executive officer. Dr. Pepe also serves as our General Counsel and Corporate Secretary.

On September 1, 2022, our board of directors approved the termination of employment of Valerie Odegard, Ph.D., our then President and Chief Scientific Officer, and Jonathan Piazza, our then Chief Financial Officer, effective as of September 2, 2022 (the Second Transition Date), to extend our cash runway and to allow Dr. Odegard and Mr. Piazza to pursue other employment opportunities. Dr. Odegard and Mr. Piazza have each entered into a consulting agreement with us as of the Transition Date pursuant to which each has agreed to provide, on an as-needed basis, not to exceed 20 hours per week unless mutually agreed, transition services and to advise, consult and support our management team in connection with the closing of the proposed Merger, winddown activities related thereto, the sale of our legacy assets and other services from the Second Transition Date until the later of (a) the closing of the Merger and (b) November 30, 2022. As consideration for each of their consulting services, Dr. Odegard and Mr. Piazza will be paid an hourly rate of $350 and all outstanding equity awards held by Dr. Odegard and Mr. Piazza as of the Second Transition Date will continue to vest and will remain exercisable during the consulting period.

Effective as of the Second Transition Date, Russ Hawkinson was appointed to serve as Silverback’s Interim Chief Financial Officer and principal financial officer. Mr. Hawkinson also serves as Silverback’s Senior Vice President of Finance and principal accounting officer.

Components of Our Results of Operations

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of direct and indirect costs incurred in connection with the development, and winding down, of our ImmunoTAC technology platform, product candidates, discovery efforts and preclinical studies and clinical trial activities related to our program pipeline, including our SBT6050, SBT6290, and SBT8230 programs.

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

We expect that our general and administrative expenses will remain flat or increase for the remainder of 2022 due to the administrative effort required to close the proposed Merger with ARS Pharma and complete the divestiture of our legacy programs.

Gain on Lease Remeasurement

Gain on lease remeasurement includes the gain recorded resulting from the remeasurement of our lease and is the remaining difference between the reduction of our lease liability and the right-of-use (ROU) asset after reducing our ROU asset to zero.

Loss on Sale of Property and Equipment

Loss on sale of property and equipment includes the loss recognized as a result of the sale of our property and equipment.

Interest Income, net

Interest income, net includes interest earned on our cash, cash equivalents, and investments carried at fair value, and interest expense on our borrowings.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$8,363	$15,641	$(7,278)	(47)%
General and administrative	10,256	7,040	3,216	46
Gain on lease remeasurement	(774)	—	(774)	*
Loss on sale of property and equipment	1,094	—	1,094	*
Total operating expenses	18,939	22,681	(3,742)	(16)
Loss from operations	(18,939)	(22,681)	3,742	(16)
Interest income (expense), net	1,075	26	1,049	*
Net loss and comprehensive loss	$(17,864)	$(22,655)	$4,791	(21)%

* Not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
	(in thousands, except percentages)
Direct costs:
SBT6050	$—	$4,741	$(4,741)	(100)%
Preclinical programs	665	3,505	(2,840)	(81)
Total direct costs	665	8,246	(7,581)	(92)
Indirect costs:
Personnel-related expenses, including stock-based compensation	6,785	5,921	864	15
Facility and equipment related expenses	520	714	(194)	(27)
Other unallocated research and development expenses	393	760	(367)	(48)
Total research and development expenses	$8,363	$15,641	$(7,278)	(47)%

Research and development expenses were $8.4 million and $15.6 million for the three months ended September 30, 2022 and 2021, respectively. The decrease of $7.3 million was due primarily to a decrease in clinical programs of $4.7 million as we continued to wind down SBT6050, a decrease of $2.8 million in our preclinical programs, a decrease of $0.2 million in facility and equipment related expenses, and a decrease of $0.4 million in various research and development expenses. This decrease was partially offset by an increase in personnel related expenses of $0.9 million due primarily to an increase in severance related charges of $3.8 million, partially offset by a decrease of $2.9 million in salaries and bonuses as a result of the reductions in force.

General and Administrative Expenses

General and administrative expenses were $10.3 million and $7.0 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $3.2 million was due primarily to an increase of $2.2 million in professional services fees due to the Merger with ARS Pharma and an increase in personnel related expenses of $1.0 million due primarily to an increase in severance related charges of $2.1 million, partially offset by a decrease of $1.1 million in salaries and bonuses as a result of the reductions in force.

Gain on Lease Remeasurement

Gain on lease remeasurement was $0.8 million and zero for the three months ended September 30, 2022 and 2021, respectively. The gain on lease remeasurement was due to the termination of our remaining lease as of December 31, 2022 and the resulting remeasurement of the lease liability and ROU asset. As the ROU asset was reduced to zero, the difference was recognized as a gain.

Loss on Sale of Property and Equipment

Loss on sale of property and equipment was $1.1 million and zero for the three months ended September 30, 2022 and 2021, respectively. The loss on sale of property and equipment was due to sale of our property and equipment in anticipation of the proposed Merger with ARS Pharma.

Interest Income, net

Interest income, net was $1.1 million and $26,000 for the three months ended September 30, 2022 and 2021, respectively. The change of $1.1 million was primarily due to investing our cash in intermediate-term U.S. Treasury Securities in the second half of 2021 and improving interest rates on our money market fund holdings.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$37,505	$45,630	$(8,125)	(18)%
General and administrative	25,610	20,447	5,163	25
Gain on lease remeasurement	(774)	—	(774)	*
Loss on sale of property and equipment	1,094	—	1,094	*
Total operating expenses	63,435	66,077	(2,642)	(4)
Loss from operations	(63,435)	(66,077)	2,642	(4)
Interest income (expense), net	1,511	59	1,452	*
Net loss and comprehensive loss	$(61,924)	$(66,018)	$4,094	(6)%

* Not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
	(in thousands, except percentages)
Direct costs:
SBT6050	$4,070	$11,141	$(7,071)	(63)%
SBT6290	800	—	800	*
Preclinical programs	8,839	13,328	(4,489)	(34)
Total direct costs	13,709	24,469	(10,760)	(44)
Indirect costs:
Personnel-related expenses, including stock-based compensation	19,609	16,383	3,226	20
Facility and equipment related expenses	1,849	2,341	(492)	(21)
Other unallocated research and development expenses	2,338	2,437	(99)	(4)
Total research and development expenses	$37,505	$45,630	$(8,125)	(18)%

* Not meaningful

Research and development expenses were $37.5 million and $45.6 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $8.1 million was due primarily to a decrease of $6.2 million in our clinical programs as we began to wind down SBT6050 and SBT6290 in March 2022, a decrease in our preclinical programs of $4.5 million, a decrease of $0.5 million in facility and equipment related expenses, and a decrease $0.1 million in various research and development expenses. The decrease was partially offset by an increase in personnel related expenses of $3.2 million due primarily to an increase in severance related charges of $4.8 million, partially offset by a decrease of $1.6 million in salaries and bonuses as a result of the reductions in force.

General and Administrative Expenses

General and administrative expenses were $25.6 million and $20.4 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $5.2 million was due primarily to an increase of $2.1 million in professional services fees due to the Merger with ARS Pharma, an increase in personnel related expenses of $2.5 million due primarily to an increase in severance related charges of $2.4 million and an increase of $0.9 million in stock-based compensation, partially offset by a decrease of $0.8 million in salaries and bonuses as a result of the reductions in force. To a lesser extent, the increase in general and administrative expenses was due to other various general administrative expenses of $0.4 million.

Gain on Lease Remeasurement

Gain on lease remeasurement was $0.8 million and zero for the nine months ended September 30, 2022 and 2021, respectively. The gain on lease remeasurement was due to the termination of our remaining lease as of December 31, 2022 and the resulting remeasurement of the lease liability and ROU asset. As the ROU asset was reduced to zero, the difference was recognized as a gain.

Loss on Sale of Property and Equipment

Loss on sale of property and equipment was $1.1 million and zero for the nine months ended September 30, 2022 and 2021, respectively. The loss on sale of property and equipment was due to sale of our property and equipment in anticipation of the Merger with ARS Pharma.

Interest Income, net

Interest income, net was $1.5 million and $59,000 for the nine months ended September 30, 2022 and 2021, respectively. The change of $1.5 million was primarily due to investing our cash in intermediate-term U.S. Treasury Securities in the second half of 2021 and improving interest rates on our money market fund holdings.

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

As of September 30, 2022, we had $266.9 million in cash, cash equivalents, restricted cash, and investments. The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(51,475)	$(45,455)
Investing activities	(684)	(40,793)
Financing activities	1,338	339
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(50,821)	$(85,909)

Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $51.5 million. This consisted primarily of a net loss of $61.9 million and an increase in our operating assets and liabilities of $6.3 million, partially offset by non-cash charges of $16.7 million. The increase in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $10.0 million, and a decrease in lease liability of $0.8 million. These decreases were partially offset by a decrease in our prepaid and other assets of $4.6 million. The non-cash charges primarily consisted of stock-based compensation expense of $15.1 million, loss on sale of property and equipment of $1.1 million, gain on lease remeasurement of $0.8 million, non-cash lease expense of $0.7 million, and depreciation expense of $0.5 million.

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

Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities was $0.7 million due to purchases of property and equipment.

During the nine months ended September 30, 2021, cash used in investing activities was $40.8 million. This consisted of purchases of investments of $40.0 million and purchases of property and equipment of $0.8 million.

Financing Activities

During the nine months ended September 30, 2022, cash provided by financing activities was $1.3 million. This was primarily driven by proceeds from the exercise of common stock options and purchases of common stock under our employee stock purchase program of $1.3 million.

During the nine months ended September 30, 2021, cash provided by financing activities was $0.3 million. This was primarily driven by proceeds from the exercise of common stock options and purchases of common stock under our employee stock purchase program of $1.2 million, which was partially offset by $0.8 million of principal payments on the term loan payable.

Future Funding Requirements

Our future funding requirements, both near and long-term, will depend on many factors, including:

•	our ability to identify and consummate the proposed Merger with ARS Pharma or a similar strategic transaction for the Company;

•	the timing and nature of any strategic transactions that we undertake;

•	whether we enter into a partnership or business combination;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims.

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

Material Cash Requirements

Other than transaction costs related to the Merger, severance payments related to our reductions in force, and the termination of our remaining operating lease as of December 31, 2022, there have been no material changes outside the ordinary course of business to our material cash requirements during the nine months ended September 30, 2022 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

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

During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and Note 2 to our unaudited condensed financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; (ii) the date upon which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the Exchange Act); (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period; and (iv) December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a “smaller reporting company” as defined under Item 10(f)(1) of Regulation S-K of the Securities Act of 1933, as amended (the Securities Act).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Interim Chief Executive Officer and our Interim Chief Financial Officer (who serve as our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On November 5, 2021, a securities class action complaint was filed against us and certain of our officers and directors in the U.S. District for the Western District of Washington, captioned Dresner v. Silverback Therapeutics, Inc., et al., Case No. 2:21-cv-01499. The court appointed lead plaintiff and lead plaintiff's counsel, and plaintiff's counsel then filed the amended complaint on April 11, 2022. The amended complaint alleges that between December 3, 2020 and March 31, 2022, we and certain of our officers and directors violated (1) Sections 11 and 15 of the Securities Act; and (2) Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, by making allegedly false and misleading statements in various SEC filings and press releases regarding the clinical and commercial prospects of our product candidate, SBT6050, which is now discontinued. The complaint seeks unspecified damages and interest, as well as attorneys’ fees and other costs. We and the other defendants filed a motion to dismiss on May 26, 2022 and lead plaintiff filed an opposition brief on July 11, 2022. On August 10, 2022, we and the other defendants filed a reply brief. The court held a hearing on October 28, 2022 and is expected to issue a ruling before the end of 2022 or in the first half of 2023.

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

Risks Related to the Proposed Merger

The exchange ratio is not adjustable based on the market price of our common stock so the consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.*

The relative proportion of the combined company that our stockholders will own when the Merger closes will be based on the relative valuation and the relative valuation of ARS Pharma as negotiated by the parties and as specified in the Merger Agreement. Immediately following the Merger, based on our estimated net cash at the closing of the Merger of $254 million, the pre-Merger equity holders of ARS Pharma are expected to hold approximately 62% of the outstanding shares of our common stock and our pre-Merger equity holders are expected to hold approximately 38% of the outstanding shares of our common stock, in each case, on a fully diluted basis using the treasury stock method. This is based on the agreed upon exchange ratio of approximately 1.1819. Any changes in the market price of our common stock before the completion of the Merger will not affect the number of shares of our common stock issuable to ARS Pharma’s stockholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then ARS Pharma’s stockholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of our common stock increases from the market price of our common stock on the date of the Merger Agreement, then ARS Pharma’s stockholders could receive merger consideration with substantially greater value than the value of such merger consideration on the date of the Merger Agreement. The Merger Agreement does not include a price-based termination right. Because the exchange ratio does not adjust as a result of changes in the market price of our common stock, for each one percentage point change in the market price of our common stock, there is a corresponding one percentage point rise or decline, respectively, in the value of the total merger consideration payable to ARS Pharma’s stockholders pursuant to the Merger Agreement.

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

If the conditions to the closing of the Merger are not met, the Merger may not occur.*

Even if the Merger Proposal is approved by our stockholders, specified conditions must be satisfied or waived to complete the Merger. These conditions are set forth in the Merger Agreement. We and ARS Pharma cannot assure you that all of the conditions will be satisfied or waived. For example, on October 25, 2022, we and ARS Pharma entered into a Second Amendment of the Merger Agreement to adjust our allowed range of net cash at close from no less than $210 million nor greater than $255 million to no less than $210 million nor greater than $265 million. If the conditions are not satisfied or waived, the Merger may not occur or will be delayed, and we and ARS Pharma each may lose some or all the intended benefits of the Merger.

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

Our securityholders and ARS Pharma securityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the closing of the Merger as compared to their current ownership and voting interest in the respective companies.*

After the completion of the Merger, our current securityholders and ARS Pharma’s current securityholders will own a smaller percentage of the combined company than their ownership in their respective companies prior to the Merger. Immediately following the Merger, based on our estimated net cash at the closing of the Merger of $254 million, the pre-Merger equity holders of ARS Pharma are expected to hold approximately 62% of the outstanding shares of our common stock and our pre-Merger equity holders are expected to hold approximately 38% of the outstanding shares of our common stock, in each case, on a fully diluted basis using the treasury stock method. This is based on the agreed upon exchange ratio of approximately 1.1819 and are subject to adjustment as provided in the Merger Agreement.

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

Risks Related to Our Business and Industry

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead program and other development programs, undertaking clinical trials for our now discontinued SBT6050 and SBT6290 programs, establishing and enhancing our intellectual property portfolio, negotiating and preparing to close the proposed Merger, and providing general and administrative support for these operations. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three months ended September 30, 2022 and 2021, our net losses were $17.9 million and $22.7 million, respectively. Our prior losses, combined with expected future losses, had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We are substantially dependent on our remaining employees to facilitate the consummation of the proposed Merger.*

We have substantially reduced our workforce since March 28, 2022 and in connection with the Merger Agreement with ARS Pharma and in order to preserve cash resources, we have reduced our workforce by approximately 78% as of September 30, 2022, and an additional 17% will be terminated by transaction close. We anticipate the rest of the employees will remain with the combined company post-close. Our ability to successfully complete the proposed Merger depends in large part on our ability to retain certain of our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to consummate the proposed Merger, to divest our legacy programs and other preclinical assets, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

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

Additionally, in the U.S. and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry. Similarly, a significant trend in the healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for pharmaceutical products. Any such reform or cost containment efforts may result in an adverse effect on the pharmaceutical industry and our business.

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

Additionally, the California Consumer Privacy Act (the CCPA) gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020 (the CPRA), effective January 1, 2023, will expand the CCPA, including applying to personal information of business representatives and employees. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. At this time, we do not collect personal information relating to residents of California, but should we begin to do so, the CCPA and CPRA will impose new and burdensome privacy compliance obligations on our business and will raise new risks for potential fines and class actions.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, legislation informally titled the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. The Biden administration and Congress could also enact other tax law changes that could have an adverse effect on our operations, cash flows and results of operations and contribute to overall market volatility. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of September 30, 2022, we had 35,895,940 outstanding shares of our common stock.

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

We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; (ii) the date upon which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period; and (iv) December 31, 2025.

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

Despite the implementation of security measures, given the size and complexity and the increasing amounts of sensitive information that we maintain, our internal information technology systems and those of our third-party CROs and other contractors and consultants are potentially vulnerable to cyberattacks, malicious internet-based activity, and online and offline fraud. These threats are prevalent, continue to increase, and are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actor. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to, cyberattacks by malicious third parties (including, but not limited to, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), ransomware attacks, credential harvesting, denial-of-service attacks (such as credential stuffing), social engineering attacks (including through phishing attacks), supply-chain attacks and other means to affect service reliability and threaten the confidentiality, integrity and availability of information, personnel misconduct or error, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats which may compromise our system infrastructure or lead to data leakage. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce also poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

The net proceeds from our IPO are held in cash and cash equivalents, primarily in treasury money market accounts, and investments, primarily in U.S. Treasury securities. Through September 30, 2022, we have used approximately $79.3 million of the net proceeds from our IPO. There have been no updates to the planned use of proceeds information from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on December 4, 2020, updated in our Annual Report on Form 10-K, filed with the SEC on March 31, 2022, and updated in our Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2022. We continue to intend to use the remaining net proceeds from the IPO, together with our existing cash and cash equivalents, to fund the completion of the proposed Merger and the related reduction in work force. Any remaining net proceeds will be used by the combined company for the development and potential commercialization of its product candidate neffy, for working capital requirements, and for other general corporate purposes.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
2.1*

Agreement and Plan of Merger and Reorganization, dated July 21, 2022, by and among the registrant., Sabre Merger Sub, Inc. and ARS Pharmaceuticals Inc, as amended on August 11, 2022 (incorporated by reference to Exhibit 2.1 to the registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2022).

2.2

Second Amendment to the Agreement and Plan of Merger and Reorganization, dated October 25, 2022, by and among the registrant, Sabre Merger Sub, Inc. and ARS Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed with the SEC on October 27, 2022).

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

10.1+*

Letter Agreement, by and between the registrant and Jeffrey Pepe, Ph.D., J.D., dated June 6, 2019 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2022).

10.2+*

Letter Agreement, by and between the registrant and Russ Hawkinson, dated April 17, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2022).

10.3

Second Amendment to Lease, by and between the registrant and BMR-500 Fairview Avenue LLC, dated September 27, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on September 30, 2022).

10.4+	Consulting Services Agreement and Statement of Work No. 1, by and between the registrant and Laura Shawver, Ph.D., dated September 2, 2022.

10.5+	Consulting Services Agreement and Statement of Work No. 1, by and between the registrant and Valerie Odegard, dated September 2, 2022.

10.6+	Consulting Services Agreement and Statement of Work No. 1, by and between the registrant and Jonathan Piazza, dated September 2, 2022.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

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

SILVERBACK THERAPEUTICS, INC.

Date: November 2, 2022	By:	/s/ Jeffrey C. Pepe, Ph.D., J.D.

Jeffrey C. Pepe, Ph.D., J.D.

Interim Chief Executive Officer and General Counsel (Principal Executive Officer)

Date: November 2, 2022	By:	/s/ Russ Hawkinson

Russ Hawkinson

Interim Chief Financial Officer (Principal Financial Officer)