Form 10-Q
period 2023-03-31
ARS Pharmaceuticals, Inc.
filed 2023-05-15
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Registrant’s telephone number, including area code: (858) 771-9307

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

As of May 10, 2023 there were 94,774,232 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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

Unless the context otherwise indicates, references in this Quarterly Report to the terms “ARS”, “the Company”, “we”, “our” and “us” refer to ARS Pharmaceuticals, Inc. and its consolidated subsidiaries, and references to our “common stock” refers to our voting common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARS Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,862	$210,518
Short-term investments	176,687	63,863
Prepaid expenses and other current assets	2,801	3,319
Total current assets	267,350	277,700
Right-of-use asset	398	445
Fixed assets, net	584	329
Other assets	2,860	2,961
Total assets	$271,192	$281,435
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (including related party amounts of $307 and $16, respectively)	$9,596	$4,931
Lease liability, current	232	230
Contract liability, current	10	283
Total current liabilities	9,838	5,444
Lease liability, net of current portion	199	251
Contract liability, net of current portion	—	2,854
Total liabilities	10,037	8,549
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 94,448,028 and 93,943,316 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	352,977	349,408
Accumulated other comprehensive gain	68	407
Accumulated deficit	(91,899)	(76,938)
Total stockholders’ equity	261,155	272,886
Total liabilities, convertible preferred stock and stockholders’ equity	$271,192	$281,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue under collaboration agreements	$20	$663

Operating expenses:
Research and development (including related party amounts of $591 and $540, respectively)	6,552	5,423
General and administrative (including related party amounts of $337 and $165, respectively)	12,181	2,339
Total operating expenses	18,733	7,762
Loss from operations	(18,713)	(7,099)
Other income (expense), net	3,752	(151)
Net loss	$(14,961)	$(7,250)
Change in unrealized gain on available-for-sale securities	(339)	—
Comprehensive loss	$(15,300)	$(7,250)
Net loss per share, basic and diluted	$(0.16)	$(0.24)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	94,227,313	30,369,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	93,943,316	$9	$349,408	$407	$(76,938)	$272,886
Exercise of common stock options	502,687	—	1,319	—	—	1,319
Restricted stock units released	2,025	—	—	—	—	—
Stock-based compensation	—	—	2,250	—	—	2,250
Net loss and comprehensive loss	—	—	—	(339)	(14,961)	(15,300)
Balance at March 31, 2023	94,448,028	$9	$352,977	$68	$(91,899)	$261,155

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2021	4,764,000	$365	606,060	$1,000	7,692,309	$19,868	9,337,066	$54,806	30,369,413	$3	$10,984	$(42,256)	$(31,269)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	264	—	264
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(7,250)	(7,250)
Balance at March 31, 2022	4,764,000	$365	606,060	$1,000	7,692,309	$19,868	9,337,066	$54,806	30,369,413	$3	$11,248	$(49,506)	$(38,255)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,961)	$(7,250)
Non-cash adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Stock-based compensation expense	2,250	264
Change in fair value of warrant liability	—	(1)
Depreciation and amortization	20	50
Amortization and accretion of short-term investments, net	(1,809)	—
Changes in operating assets and liabilities:
Prepaid and other assets	445	92
Accounts payable and accrued liabilities (including related party amounts of $291 and $55, respectively)	4,756	546
Operating right-of-use assets and lease liabilities, net	(3)	37
Contract liability	(3,127)	(663)
Net cash used in operating activities	(12,429)	(6,925)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale	(131,353)	—
Maturities of short-term investments, available-for-sale	20,000	—
Purchase of property and equipment	(193)	(21)
Net cash used in investing activities	(111,546)	(21)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,319	—
Repayment of bank note payable	—	(908)
Net cash provided by (used in) financing activities	1,319	(908)
Net change in cash and cash equivalents	(122,656)	(7,854)
Cash and cash equivalents at beginning of period	210,518	60,063
Cash and cash equivalents at end of period	$87,862	$52,209
Supplemental cash flow information:
Purchases of property and equipment included in accounts payable	$91	$21
Purchases of property and equipment reclassed from prepaid expenses and other current assets	$174	$—
Interest paid	$—	$114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Description of Business

ARS Pharmaceuticals, Inc. (“ARS” or the “Company”) is focused on the development of ARS-1 (brand name neffy®), a proprietary product candidate for the needle-free intranasal delivery of epinephrine for the emergency treatment of Type I allergic reactions including anaphylaxis. The Company incorporated in Delaware in January 2016 and is located in San Diego, California. The Company has a wholly owned subsidiary, ARS Pharmaceuticals Operations, Inc., incorporated in Delaware in August 2015, through which it conducts substantially all its operations. ARS Pharmaceuticals Operations, Inc. has a wholly owned subsidiary in Ireland, ARS Pharmaceuticals IRL, Limited, to facilitate the filing of regulatory approval for neffy in European countries.

Merger Transaction

On November 8, 2022 (the “Closing Date”), Silverback Therapeutics, Inc., a Delaware corporation (“Silverback”), now known as ARS Pharmaceuticals, Inc., completed its reverse merger (the “Merger”) with privately-held ARS Pharmaceuticals, Inc. (“ARS Pharma”), in accordance with the terms of the agreement and plan of merger and reorganization, dated July 21, 2022, as amended on August 11, 2022 and October 25, 2022 (the “Merger Agreement”), whereby Sabre Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Silverback, merged into ARS Pharma, with ARS Pharma surviving as Silverback’s wholly-owned subsidiary. ARS Pharma was renamed ARS Subsidiary, Inc., and then subsequently renamed ARS Pharmaceuticals Operations, Inc.

At the effective time of the Merger (the “Effective Time”), each share of ARS Pharma common stock outstanding immediately prior to the Effective Time, after giving effect to the automatic conversion of all shares of preferred stock of ARS Pharma into shares of ARS Pharma common stock immediately prior to the Effective Time (excluding shares held as treasury stock by ARS Pharma or held or owned by Silverback, Merger Sub or any subsidiary of Silverback or ARS Pharma and dissenting shares), was automatically converted into the right to receive shares of Silverback common stock equal to the exchange ratio of 1.1819. At the completion of the Merger, the prior ARS Pharma equityholders owned 62% and the prior Silverback equityholders owned 38% of the combined company, in each case on a fully diluted basis using the treasury stock method and excluding out-of-money options of Silverback.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses since its inception and had an accumulated deficit of $91.9 million as of March 31, 2023. The Company had cash, cash equivalents, and short-term investments of $264.5 million as of March 31, 2023 and has not generated positive cash flows from operations. To date, the Company has funded its operations primarily with proceeds from the Merger, the issuance of convertible preferred stock, payments earned under collaboration agreements and bank debt. The Company’s currently available cash, cash equivalents, and short-term investments as of March 31, 2023 are sufficient to meet its anticipated cash requirements for at least the 12 months following the date the financial statements are issued.

From August 5, 2015 (inception) through March 31, 2023, the Company has devoted substantially all of its efforts to developing intellectual property and conducting product development and clinical trials, raising capital, and building infrastructure. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. If the Company does not successfully commercialize any product candidates for which it receives regulatory approval, it will be unable to generate recurring product revenue or achieve profitability. Management expects operating expenses to increase for the foreseeable future and there can be no assurance that the Company will ever achieve profitability, or if achieved, that it will be sustained on a continuing basis.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”). The Company’s financial statements are presented on a condensed consolidated basis, which include the accounts of ARS Pharmaceuticals, Inc., ARS Pharmaceuticals Operations, Inc. and ARS Pharmaceuticals IRL, Limited. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s functional and reporting currency is the U.S. dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. All adjustments considered necessary for a fair presentation have been included.

Since ARS Pharma was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger the condensed consolidated financial statements were prepared on a stand-alone basis for ARS Pharma and did not include the combined entities activity or financial position. For periods subsequent to the Merger, the condensed consolidated financial statements include Silverback’s activity and Silverback’s assets and liabilities at their acquisition date fair value. Historical share and per share figures of ARS Pharma have been retroactively restated based on the exchange ratio in the Merger of 1.1819.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, are unaudited. The balance sheet as of December 31, 2022 was derived from the audited financial statements as of and for the year ended December 31, 2022. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2023, the condensed consolidated results of its operations for the three months ended March 31, 2023 and 2022, and its cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are also unaudited. The condensed consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other period.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to revenue recognized for its collaboration agreements, accruals for research and development expenses and valuation of equity awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Cash and Cash Equivalents

Cash and cash equivalents include cash readily available in checking and money market mutual funds. The Company considers all highly liquid investments with remaining maturities when purchased of 90 days or less to be cash equivalents.

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

Fair Value of Financial Instruments

Cash, cash equivalents, and short-term investments are carried at fair value. The carrying amounts of all prepaid expenses and other current assets, accounts payable, accrued liabilities, and contract liability, are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and limits its exposure to cash risk by placing its cash with high credit quality financial institutions.

The Company reviews its financial instruments portfolio on a quarterly basis to determine if any unrealized losses have resulted from a credit loss or other factors. As part of the review, management considers factors such as historical experience, market data, issuer-specific factors, and current economic conditions. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may be related to credit issues.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five years. Repair and maintenance costs are charged to expense as incurred.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the asset or asset group are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds its fair value. The Company has not recognized any impairment losses from inception through March 31, 2023.

Leases

Effective January 1, 2021, the Company early adopted ASC No. 2016-02, Leases (Topic 842) (“ASC 842”), which supersedes the current accounting for leases, using the modified retrospective transition method. The Company has elected to apply the practical expedients allowed by the standard for existing leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right-of-use (“ROU”) asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard. The Company determines the initial classification and measurement of its ROU asset and lease liabilities at the lease commencement date and thereafter, if modified. The Company recognizes a ROU asset for its operating leases with lease terms greater than 12 months. The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. The lease liability is calculated by using the present value of all lease payments, with the present value determined by using the incremental borrowing rate for operating leases determined by using the incremental borrowing rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment as well as a review of peer companies. Variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in research and development and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

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

Payments for research and development activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying condensed consolidated balance sheets as prepaid expenses. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. The Company uses judgments and estimates to determine the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

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

Acquired in-process research and development expense

Acquired in-process research and development expense (“IPR&D”), is expensed on the acquisition date if there is no alternative future use. Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration becomes payable. Milestone payments made to third parties subsequent to regulatory approval will be capitalized as intangible assets and amortized over the estimated remaining useful life of the related product.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss typically consists of the change in unrealized gain/loss on available-for-sale securities.

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

	Three Months Ended March 31,
	2023	2022
Convertible preferred stock	—	26,473,899
Warrants to purchase convertible preferred stock	—	45,456
Warrants to purchase common stock	45,456	—
Common stock options granted and outstanding	15,584,419	5,375,291
Total	15,629,875	31,894,646

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This standard was effective for the Company beginning January 1, 2023. The adoption of this new standard did not have a material impact on the Company's condensed consolidated financial statements.

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

Under reverse recapitalization accounting, the assets and liabilities of Silverback were recorded at their fair value, which approximated book value due to the short-term nature of the instruments. No goodwill or intangible assets were recognized.

Under the terms of the Merger Agreement, immediately prior to the effective time of the Merger, each share of ARS Pharma’s preferred stock was converted into one share of ARS Pharma’s common stock.

As the accounting acquirer, ARS Pharma is deemed to have assumed all of Silverback’s outstanding and unexercised stock options. The assumed options continue to be governed by the terms of the 2016 and 2020 Equity Incentive Plans of Silverback (as discussed more in Note 10- Stock-Based Compensation) under which the options were originally granted.

As part of the reverse recapitalization, ARS Pharma obtained $262.3 million in cash, cash equivalents and short-term investments, net of transaction costs. ARS Pharma also obtained prepaids and other current assets of approximately $4.4 million and assumed payables and accruals of approximately $12.0 million. ARS Pharma also obtained $1.1 million in IPR&D assets that have no alternative future use. The fair value attributable to these assets was recorded as research and development expense in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2022. ARS Pharma also incurred transaction costs of approximately $2.1 million and this amount was recorded as a reduction to additional paid-in capital in the consolidated statement of convertible preferred stock and stockholders’ equity (deficit) for the year ended December 31, 2022 filed with the SEC on March 23, 2023 in the Company’s Annual Report on Form 10-K.

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

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

March 31, 2023	Level	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Cash and cash equivalents - Money market mutual funds	1	$71,867	$—	$—	$71,867
Cash and cash equivalents - U.S. Treasury securities	2	14,966	3	—	14,969
Short-term investments - U.S. Treasury securities	2	176,622	73	(8)	176,687
Total		$263,455	$76	$(8)	$263,523
December 31, 2022
Cash and cash equivalents - Money market mutual funds	1	$209,273	$—	$—	$209,273
Short-term investments - U.S. Treasury securities	2	63,456	407	—	63,863
Total		$272,729	$407	$—	$273,136

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the periods presented. During the three months ended March 31, 2023, the Company purchased $131.4 million in short-term investments.

The Company’s short-term investments portfolio contains investments in U.S. Treasury securities that have an effective maturity date that is less than one year from the respective balance sheet date. The Company's cash and cash equivalents consists of U.S. Treasury securities and money market mutual funds that have remaining maturities when purchased of 90 days or less.

During the three months ended March 31, 2023, the Company recorded $0.1 million in net unrealized holding gains to accumulated other comprehensive gain, and reclassified $0.3 million from accumulated other comprehensive gain to other income. Management determined that the gross unrealized losses on the Company’s available-for-sale securities as of March 31, 2023 were primarily attributable to current economic and market conditions and not credit risk. As of March 31, 2023 and December 31, 2022, no allowance for credit losses was recorded. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell any investments prior to recovery of their amortized cost basis.

As of March 31, 2023 and December 31, 2022, the Company did not have any liabilities that were measured at fair value on a recurring basis.

5. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$1,229	$1,539
Prepaid expenses	1,050	771
Interest receivable	442	796
Other receivables	80	213
Total	$2,801	$3,319

Property and equipment consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Equipment	$652	$377
Less accumulated depreciation	(68)	(48)
Total	$584	$329

Depreciation expense was immaterial for the three months ended March 31, 2023 and 2022.

Other assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$2,839	$2,940
Security deposit	21	21
Total	$2,860	$2,961

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable	$2,580	$1,659
Accrued legal and professional fees	491	908
Accrued clinical expenses	1,121	609
Accrued compensation	994	447
Accrued tax expenses	187	174
Accrued development expenses	2,328	133
Other	1,895	1,001
Total	$9,596	$4,931

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

Clinical and Commercial Supply. Arrangements that include a promise for the future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. The Company has not earned revenues for clinical or commercial supply sales as of March 31, 2023.

Royalty/Transfer Price Revenues. For arrangements that include sales-based royalties or transfer price, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company has not received any royalty or transfer price revenues as of March 31, 2023.

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

At the commencement of this collaboration, the Company identified the following performance obligations: the license for neffy and research and development services. The Company determined the initial transaction price to be $7.0 million, which includes a clinical milestone as it was deemed not probable of significant reversal at the inception of the agreement. Due to the uncertainty in the achievement of the regulatory and commercial milestones, the variable consideration associated with these future milestone payments has been fully constrained and is excluded from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period. The transaction price was allocated to the performance obligations based on the estimated stand-alone selling price of each performance obligation. The Company recognized less than $0.1 million in revenue for each of the three months ended March 31, 2023 and 2022, and had a contract liability of less than $0.1 million as of March 31, 2023.

Recordati Agreement

In September 2020, the Company entered into a License and Supply Agreement (the “Recordati Agreement”) with Recordati Ireland, Ltd. (“Recordati”) for the exclusive license and sublicensable right to develop, import, manufacture or have manufactured commercial product, file and hold regulatory approvals and commercialize neffy in Europe and certain European Free Trade Association, Russia/the Commonwealth of Independent States, Middle East and African countries (the “Recordati Territory”). Under the Recordati Agreement, the Company is responsible for completion of any clinical studies for neffy required by the European Medicines Agency (“EMA”) before granting European Union Marketing Authorization, and by the Medicines and Healthcare products Regulatory Agency (“MHRA”) prior to granting United Kingdom Marketing Authorization. The Company filed the initial regulatory submissions with the EMA in the fourth quarter of 2022 and will file the initial regulatory submissions with the MHRA for neffy and is responsible for the manufacturing of commercial supply. Recordati is solely responsible for all regulatory activities in the region after the Company’s initial regulatory submissions to the EMA and MHRA, for any post-approval clinical studies and commercialization activities. Either party may terminate the Recordati Agreement for certain breaches. Unless terminated earlier by either or both parties, the term of the Recordati Agreement will continue as long as Recordati has commercial sales of neffy in the region.

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

On February 22, 2023, the Company and Recordati entered into a termination agreement (the “Termination Agreement”), pursuant to which, among other things, the Company and Recordati agreed to terminate the Recordati Agreement. Pursuant to the Termination Agreement, the Company reacquired all of the Recordati Rights, paid Recordati a one-time upfront payment of €3.0 million, and has agreed to pay additional payments upon achievement of certain milestones including: (i) an EMA regulatory milestone payment of €2.0 million, (ii) a milestone payment of €5.0 million upon first commercial sale of a Recordati Licensed Product in the Recordati Territory, and (iii) royalty payments of up to €5.0 million in the aggregate from sales of Recordati Licensed Product(s) in the Recordati Territory.

The Company determined that the Recordati Rights had no alternative future use and therefore recorded the €3.0 million upfront payment to Recordati as an IPR&D expense presented within research and development in the Company's condensed consolidated statements of operations and comprehensive loss. The Termination Agreement ended the Company’s performance obligations pursuant to the Recordati Agreement and consequently the existing contract liability of $3.1 million previously received from Recordati was recorded against IPR&D expense presented within research and development in the Company’s condensed consolidated statements of operations and comprehensive loss. Accordingly, no revenue was recognized in the three months ended March 31, 2023. The Company recognized revenue of $0.6 million for the three months ended March 31, 2022.

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

A reconciliation of contract liability from collaboration agreements was as follows (in thousands):

Balance at December 31, 2022	$3,137
IPR&D expense related to the Termination Agreement	(3,107)
Revenue recognized	(20)
Balance at March 31, 2023	$10

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

In connection with the Note, the lender received warrants to purchase 38,460 shares of Series C convertible preferred stock at $2.60 per share. The warrants were immediately exercisable and will expire on September 30, 2029. The estimated fair value of the warrants at issuance was $86,000, which was recorded as a debt discount. In addition, the Company recorded debt issuance costs totaling $47,000. The debt discount, debt issuance costs and Balloon Payment were amortized to interest expense using the effective interest rate method over the loan term. In November 2022, as a result of the Merger, the warrants converted to warrants to purchase 45,456 shares of the Company’s common stock at $2.20 per share.

On November 7, 2022, the Company paid off the remaining balance of $5.4 million on its loans with Silicon Valley Bank, including all principal and interest and the Balloon Payment. The warrants issued to Silicon Valley Bank in connection with the loans continue to be outstanding.

Leases

In October 2021, the Company entered into a 38-month noncancelable lease for its current headquarters location consisting of 4,047 rentable square feet of office space in San Diego, California. Under the terms of the agreement, there is no option to extend the lease, and the Company is subject to additional charges for common area maintenance and other costs. Monthly rental payments due under the lease commenced on December 6, 2021 and escalate through the lease term. The Company prepaid the first month’s rent upon execution of the lease, and the lease agreement provided full rent abatement for the second and third months of the rental term. As of March 31, 2023, the remaining lease term of the Company’s operating lease was 23 months, and the discount rate on the Company’s operating lease was 8%. As there was not an implicit rate within the lease, the discount rate was determined by using a set of peer companies incremental borrowing rates. The Company's operating lease expense was $0.1 million for each of the three months ended March 31, 2023 and 2022. The Company's variable lease expense was immaterial for each of the three months ended March 31, 2023 and 2022. Cash paid for amounts included in the measurement of lease liabilities was $0.1 million and immaterial for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, future minimum noncancelable operating lease payments are as follows (in thousands):

Year ended December 31,	Amount
2023	$179
2024	245
2025	42
Total lease payments	466
Less imputed interest	(35)
Lease liability	431
Less current portion of lease liability	(232)
Lease liability, net of current portion	$199

Contingencies

From time to time, the Company may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business.

On August 12, 2021, Amphastar Pharmaceuticals, Inc. (“Amphastar”) filed a Petition for Inter Partes Review (“IPR”) with the United States Patent and Trademark Office (“USPTO”), seeking to invalidate claims 1-20 of United States Patent No. 10,682,414 (the “‘414 patent”). The ‘414 patent issued on June 16, 2020 and is entitled “Intranasal Epinephrine Formulations and Methods for the Treatment of Disease.” The claims of the ‘414 patent are directed to methods of treating a type-1 hypersensitivity reaction, including anaphylaxis, using an aqueous nasal spray pharmaceutical formulation containing epinephrine or a salt thereof, including the Company’s neffy product candidate, in a single dose. On February 9, 2023, the USPTO issued a Final Written Decision finding claims 3-6 and 18-20, which encompass the Company’s neffy product candidate, patentable, and claims 1-2 and 7-17 unpatentable. On April 12, 2023, Amphastar filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. Although the results of any notice of appeal are inherently unpredictable and uncertain, and could result in the Federal Circuit finding some or all of claims 1-20 of the ‘414 patent to be invalid or unenforceable, the Company does not believe that an adverse outcome will have a material adverse effect on its business, operating results, cash flows or financial condition.

On November 5, 2021, a securities class action complaint was filed against Silverback and certain of Silverback’s former officers and directors in the U.S. District for the Western District of Washington, captioned Dresner v. Silverback Therapeutics, Inc., et al., Case No. 2:21-cv-01499 (the “Dresner Case”). The court has appointed lead plaintiff and lead plaintiff's counsel, and plaintiff's counsel then filed the amended complaint on April 11, 2022. The amended complaint alleges that between December 3, 2020 and March 31, 2022, Silverback and certain of its officers and directors violated (1) Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”); and (2) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Securities and Exchange Commission (“SEC”) Rule 10b-5 promulgated thereunder, by making allegedly false and misleading statements in various SEC filings and press releases regarding the clinical and commercial prospects of its product candidate, SBT6050, which is now discontinued. The complaint seeks unspecified damages and interest, as well as attorneys’ fees and other costs. Silverback and the other defendants filed a motion to dismiss on May 26, 2022 and lead plaintiff filed an opposition brief on July 11, 2022. On August 10, 2022, Silverback and the other defendants filed a reply brief. The court held a hearing on October 28, 2022 and issued an order granting defendants’ motion to dismiss without prejudice on November 4, 2022. Plaintiffs were given leave to amend and filed a Second Amended Complaint (“SAC”) on December 5, 2022, which asserted Section 11 claims only with respect to Silverback’s December 3, 2020 IPO and Section 10(b) claims during a shorter class period of March 29, 2021 through March 31, 2022. Defendants filed a motion to dismiss the SAC on January 2, 2023. Lead plaintiff filed an opposition brief on January 23, 2023, and defendants filed a reply brief January 27, 2023. On April 12, 2023, the court issued an order granting Defendants’ motion and a judgment dismissing all claims with prejudice. Plaintiffs had 30 days from the date of the order to file a notice of appeal (if any).

Regardless of the outcome, involvement in legal proceedings may have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company cannot predict the outcome of these suits, and failure by the Company to obtain favorable resolutions could have a material adverse effect on its business, results of operations, and financial condition. The Company’s chances of success on the merits of either of these suits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of March 31, 2023.

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

8. In-Licensing and Supply

License Agreement with Aegis

In June 2018, the Company entered into a License Agreement (the “Aegis Agreement”) with Aegis Therapeutics, LLC (“Aegis”). Under the Aegis Agreement, the Company licensed the exclusive, worldwide, royalty-bearing, sublicensable, rights to certain proprietary Aegis technology, patent rights and know-how to develop and commercialize epinephrine products. The Company utilizes this technology for the development of its lead product candidate, neffy. As consideration for the license, the Company paid an upfront license fee of $50,000, which was recorded in research and development expenses in the condensed consolidated statement of operations.

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

The Company is responsible for reimbursing Aegis for patent costs incurred in connection with prosecuting and maintaining patent rights that are specific to epinephrine or epinephrine products. There were no expenses recognized in connection with legal patent fees for the three months ended March 31, 2023 and 2022.

The Company may terminate the Aegis Agreement with 30 days written notice or either party may terminate the Aegis Agreement for certain breaches of the Aegis Agreement. Unless terminated earlier by either or both parties, the term of the Aegis Agreement will continue until the final expiration of all royalty obligations under the Aegis Agreement.

In conjunction with the Aegis Agreement, the Company also entered into a Supply Agreement (the “Supply Agreement”) with Aegis that allows the Company to purchase materials for preclinical, development and commercial use at predetermined prices. The Company may elect to have Aegis supply minimum quantities but there are no minimum or maximum purchase obligations under the Supply Agreement unless this election is made. The parties may terminate the Supply Agreement at any time by mutual agreement. In addition, the parties may terminate the Supply Agreement in the event of certain breaches of the Supply Agreement or upon the earlier of the expiration or termination of the Aegis Agreement or June 2028. The Supply Agreement term may be extended by mutual written agreement. Expense recognized under the Supply Agreement was $0.1 million and zero for the three months ended March 31, 2023 and 2022, respectively.

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

The initial term of the Renaissance Agreement commenced on September 9, 2020 and continues (a) for Renaissance Product designated for commercial sale in the U.S. until the earlier of the fifth anniversary of the (i) target U.S. launch date and (ii) the initial U.S. launch date (“U.S. Initial Term”), and (b) for Renaissance Product designated for commercial sale in the E.U. and other countries, the earlier of the fifth anniversary of (i) the target E.U. launch date and (ii) the initial E.U. launch date (“E.U. Initial Term”), in each case unless earlier terminated by one of the parties. The U.S. Initial Term and E.U. Initial Term automatically renew for successive two-year terms (“Renewal Term”). Either party may elect not to renew the U.S. Renewal Term and/or the E.U. Renewal Term by providing the requisite prior notice to the other party. Either party may terminate the Renaissance Agreement (1) for uncured material breach of the other party, (2) upon notice for insolvency-related events of the other party that are not discharged within a defined time period, (3) on a product-by-product basis if the manufacture, distribution or sale would materially contravene any applicable law, (4) by providing the requisite notice if (a) the Company has not submitted a regulatory filing for any Renaissance Product in the U.S. on or before June 30, 2022, (b) the authorization and approval to distribute or sell Renaissance Product in the U.S. is not granted on or before the target U.S. launch date, (c) the authorization and approval representing more than a targeted number of units of Renaissance Product sold in the U.S. during the last calendar year is withdrawn by the FDA, or (d) the Company decided in its sole discretion to cease commercializing the Renaissance Product in the U.S., (5) in the case of a force majeure event that continues for six months or more, or (6) a violation by the other party of trade control or anti-corruption laws. Expense recognized under the Renaissance Agreement was $0.9 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

9. Convertible Preferred Stock and Common Stock and Stockholders’ Equity (Deficit)

Authorized Shares

The Company’s current Amended and Restated Certificate of Incorporation authorizes 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Convertible Preferred Stock

In November 2022, ARS Pharma completed the Merger with Silverback in accordance with the Merger Agreement. Under the terms of the Merger Agreement, immediately prior to the effective time of the Merger, 22,399,435 shares of ARS Pharma’s convertible preferred stock were converted into 26,473,899 shares of ARS Pharma’s common stock.

Common Stock

In November 2022, upon completion of the Merger and as the accounting acquirer, ARS Pharma is deemed to have issued 36,535,541 shares of its common stock to Silverback stockholders.

Common stock reserved for future issuance consisted of the following:

	March 31, 2023	December 31, 2022
Common stock options granted and outstanding	15,584,419	12,063,560
Restricted stock units granted and outstanding	7,107	10,651
Common stock reserved for future awards or option grants	4,048,939	3,373,801
Total	19,640,465	15,448,012

10. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expense	$608	$54
General and administrative expense	1,642	210
Total stock-based compensation expense	$2,250	$264

As of March 31, 2023, the total unrecognized stock-based compensation expense was $29.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.18 years.

In November 2022, in connection with the Merger, the Company assumed restricted stock units granted by Silverback, of which 10,651 were outstanding as of December 31, 2022 and 7,107 are outstanding as of March 31, 2023.

Equity Incentive Plans

In September 2018, ARS Pharma adopted the 2018 Equity Incentive Plan. As a result of the Merger, on November 8, 2022 ARS Pharma, as the accounting acquirer, is deemed to have assumed Silverback’s 2016 and 2020 Equity Incentive Plans, and Employee Stock Purchase Plan (“ESPP”). For the three months ended March 31, 2023, ESPP activity is not material to the condensed consolidated financial statements.

As of March 31, 2023, the 2016 and 2020 Equity Incentive Plans authorized a total of 16,018,660 shares, of which 3,754,826 shares are available for future grant, and 9,956,626 shares are outstanding. As of March 31, 2023, the 2018 Equity Incentive Plan authorized a total of 6,634,333 shares, of which 294,113 shares are available for future grant, and 5,634,900 shares are outstanding. The Company does not intend to grant future stock options or other equity awards under the 2018 Equity Incentive Plan.

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

A summary of the Company’s stock option activity for the three months ended March 31, 2023 is as follows:

	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	12,063,560	$6.07
Granted	4,099,600	$8.26
Exercised	(502,687)	$2.62
Forfeited	(76,054)	$21.32
Outstanding at March 31, 2023	15,584,419	$6.69	6.67	$39,388,194
Exercisable at March 31, 2023	11,470,122	$6.12	5.56	$39,361,532

The exercisable shares subject to options outstanding at March 31, 2023 in the table above include vested and early exercisable awards. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at March 31, 2023. The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 was $2.4 million. No options were exercised during the three months ended March 31, 2022.

The weighted-average grant date fair value per share of option grants for the three months ended March 31, 2023 and 2022 was $6.50 and $1.57, respectively. The total fair value of shares vested during the three months ended March 31, 2023 and 2022 was $0.7 million and $0.1 million, respectively.

The fair value of stock options granted was estimated using a Black-Scholes option-pricing model (“Black-Scholes”) with the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	6.1	6.1
Expected volatility	95.3%	90.3%
Risk-free interest rate	3.9%	1.6%
Expected dividend yield	—	—

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

11. Employee Benefit Plans

In June 2022, the Company adopted a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended, for the Company’s U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the Internal Revenue Service (the “IRS”) annual limits. The Company matches up to 5% of an employee’s contributions, subject to IRS limitations. Expenses associated with the Company’s matching contribution totaled $0.1 million for the three months ended March 31, 2023.

12. Related-Party Transactions

In September 2015, the Company entered into a consulting agreement, superseded in July 2022, for regulatory and development services with Pacific-Link Consulting, LLC, an entity owned by the President/Chief Executive Officer/director and the Chief Medical Officer of the Company. The Company incurred consulting expenses related to this agreement totaling $0.6 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively.

In September 2018, the Company entered into a consulting agreement with Marlinspike Group, LLC (“Marlinspike Group”) to provide management, business consulting services and business development support. The managing member of Marlinspike Group is the Chair of the Board of Directors of the Company and one of its stockholders. The Company incurred expenses related to this agreement totaling $0.1 million for each of the three months ended March 31, 2023 and 2022.

In November 2018, the Company entered into a consulting agreement for commercial and marketing consulting services with Red Team Associates, LLC (“Red Team”), an entity controlled by the Executive Vice President of Commercial Strategy of the Company. The Company incurred consulting expenses related to this agreement totaling $0.2 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively.

In April 2021, the Company entered into a consulting agreement, as amended in April 2022, with a member of the Board of Directors of the Company for general advice and assistance with the development of its current and future product candidates. As compensation for the consulting services the Company granted the member of the Board of Directors 590,950 stock options that vest over a four-year period. The Company incurred stock-based compensation expense related to this agreement totaling less than $0.1 million for each of the three months ended March 31, 2023 and 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and related notes thereto included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), on March 23, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Forward Looking Statements.” As a result of many factors, including those factors set forth in the under the caption “Item 1A. Risk Factors” of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the various factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a biopharmaceutical company focused on the development of ARS-1 (brand name neffy®), a proprietary product candidate for the needle-free intranasal delivery of epinephrine for the emergency treatment of Type I allergic reactions, including anaphylaxis. neffy is a proprietary composition of epinephrine with an innovative absorption enhancer called Intravail®, which allows neffy to provide intranasal delivery of epinephrine.

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

Data from our studies of neffy demonstrated nasally delivered epinephrine reached blood levels comparable to those of already approved epinephrine injectable products. Our NDA was accepted for review by FDA in the fourth quarter of 2022 with an anticipated mid-2023 PDUFA target action date and if our NDA is approved, we believe neffy will be the first “no needle, no injection” marketed epinephrine product for the emergency treatment of Type I allergic reactions. On May 11, 2023, the FDA held a virtual meeting of its Pulmonary-Allergy Drugs Advisory Committee, or the Advisory Committee. At that meeting, on the question of whether the data from our neffy PK/PD results support a favorable benefit-risk assessment in adults for the emergency treatment of Type I allergic reactions including anaphylaxis, the Advisory Committee voted 16 (yes) and 6 (no). On the question of whether the neffy PK/PD results support a favorable benefit-risk assessment in children (<18 years of age) ≥30 kg for the emergency treatment of Type I allergic reactions including anaphylaxis, the Advisory Committee voted 17 (yes) and 5 (no). Although the FDA considers the recommendations of its advisory committees, the recommendation by the Advisory Committee is non-binding. If approved, we believe neffy has the potential to transform the treatment of Type I allergic reactions including anaphylaxis given the need for delivery options that make it easier for patients and caregivers to carry and administer epinephrine without anxiety and hesitation. Notwithstanding the Advisory Committee’s recommendation to approve our NDA submission, the timing for FDA regulatory approval of our NDA is outside our control, may be delayed and is uncertain.

At this same Advisory Committee meeting on May 11, 2023, we also provided preliminary, interim clinical efficacy data from 10 subjects with frequent urticaria flares. This data is from our randomized, placebo-controlled proof of concept clinical study evaluating the safety and efficacy of neffy in subjects with frequent urticaria flares. Urticaria patients are randomized to 2 mg neffy, 1 mg neffy and placebo in a crossover trial design. The primary endpoints of this clinical study were patient-reported outcomes including pruritus score, hives score, pain score (visual analogue scale), as well as investigator-reported extent of urticaria and erythema score. Both 1 mg and 2 mg doses of neffy demonstrated rapid treatment responses on all endpoints, as compared to placebo.

Since our inception in 2015 as ARS Pharmaceuticals, Inc., we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily with proceeds from the Merger (as more fully described below), private placement of convertible preferred stock, licensing, supply and distribution arrangements with our commercialization partners, and bank debt. From inception to March 31, 2023, we have raised $262.3 million in cash, cash equivalents and short-term investments, net of transaction costs, from the Merger; net proceeds of $76.3 million from the issuance of convertible preferred and common stock; $27.8 million from our collaboration, licensing, supply and distribution arrangements; and $10.0 million from bank debt. As of March 31, 2023, we had cash, cash equivalents, and short-term investments of $264.5 million.

We have incurred net losses from operations since our inception. Our net loss was $34.7 million for the year ended December 31, 2022 and $15.0 million for the three months ended March 31, 2023. As of March 31, 2023 we had an accumulated deficit of $91.9 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other development activities, the cost for regulatory filings, expenses for pre-commercial activities to establish sales, marketing and distribution capabilities for our product candidates, and our ability to earn potential regulatory and commercial milestones under our collaboration arrangements. We expect our expenses and operating losses will increase substantially as our product candidate, neffy potentially is approved by the FDA and we commence commercialization efforts, any future product candidates advance through clinical trials, we expand our clinical, regulatory, quality, manufacturing and pre-commercial sales and marketing capabilities, and, as a result of the Merger, continue to incur costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution activities, and added expenditures to expand our operational, financial and management systems and increase personnel to support these operations.

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

Merger

On November 8, 2022 (the “Closing Date”), privately-held ARS Pharmaceuticals, Inc. (“ARS Pharma”) merged with Silverback Therapeutics, Inc., a Delaware corporation (“Silverback” and the transaction, the “Merger”), a publicly traded company. In accordance with the terms of the agreement and plan of merger and reorganization, dated July 21, 2022, as amended on August 11, 2022 and October 25, 2022 (the “Merger Agreement”), Sabre Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of Silverback, merged into ARS Pharma, with ARS Pharma surviving as Silverback’s wholly-owned subsidiary. At the completion of the Merger, the prior ARS Pharma equityholders owned 62% and the prior Silverback equityholders owned 38% of the combined company, in each case on a fully diluted basis using the treasury stock method and excluding out-of-money options of Silverback. Upon completion of the Merger, Silverback changed its name to ARS Pharmaceuticals, Inc. As, among other facts, the stockholders of ARS Pharma owned a majority of the combined company, the Merger was treated for accounting purposes as if ARS Pharma had acquired Silverback. As a result of the Merger being accounted for as if ARS Pharma had acquired Silverback, all financial statements prior to the Merger are of ARS Pharma.

At the effective time of the Merger (the “Effective Time”), each share of ARS Pharma common stock outstanding immediately prior to the Effective Time, after giving effect to the automatic conversion of all shares of preferred stock of ARS Pharma into shares of ARS Pharma common stock immediately prior to the Effective Time, (excluding shares held as treasury stock by ARS Pharma or held or owned by Silverback, Merger Sub or any subsidiary of Silverback or ARS Pharma and dissenting shares) were automatically converted into the right to receive shares of Silverback common stock equal to the exchange ratio of 1.1819. Outstanding and unexercised options and warrants to purchase shares of ARS Pharma common stock were converted into options and warrants to purchase shares of Silverback common stock.

Recordati Termination Agreement

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

On February 22, 2023, we entered into the Termination Agreement with Recordati, pursuant to which, among other things, we and Recordati agreed to terminate the Recordati License and Supply Agreement. Pursuant to the Termination Agreement, we reacquired all of the Recordati Rights, paid Recordati a one-time upfront payment of €3.0 million, and have agreed to pay additional payments upon achievement of certain milestones including: (i) an EMA regulatory milestone payment of €2.0 million, (ii) a milestone payment of €5.0 million upon first commercial sale of a Recordati Licensed Product in the Recordati Territory, and (iii) royalty payments of up to €5.0 million in the aggregate from sales of Recordati Licensed Product(s) in the Recordati Territory.

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

Research and Development Expenses

To date, our research and development expenses have been related primarily to clinical development, process development and manufacturing costs of our product candidate. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

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

We expect that our research and development expenses will likely decrease for the remainder of 2023 based on our planned clinical development and manufacturing activities, as we plan to transition to commercialization efforts for the potential launch of our first product in the second half of 2023. However, the timing for regulatory approvals is outside our control, may be delayed and is uncertain. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials and the manufacturing costs of our product candidates due to the inherently unpredictable nature of clinical development and manufacturing activities. Clinical development and manufacturing timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast to what degree our licensing, supply and distribution arrangements would affect our development plans and capital requirements.

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include:

•	per patient trial costs;

•	the number of patients that participate in the trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the efficacy and safety profile of our product candidates;

•	the cost to seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	the timing, receipt, and terms of any approvals from applicable regulatory authorities including the FDA and non-U.S. regulators;

•	maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates;

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

General and Administrative

General and administrative expenses consist primarily of salaries, benefits, equity-based compensation for personnel in executive, finance, business development, sales and marketing and other corporate administrative functions. General and administrative expenses also include legal fees incurred relating to corporate and patent matters, professional fees incurred for accounting, auditing, tax and administrative consulting services, market research costs, and insurance costs.

We anticipate our general and administrative expenses will increase substantially for the remainder of 2023 as we add sales and marketing personnel, infrastructure and programs to support pre-commercial activities, and if our product candidates receive marketing approval, commercialization activities. We also anticipate increased general and administrative personnel to support our operations and higher patent costs. We also expect to incur added audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, board of director fees, and investor relations costs associated with operating as a public company following the Merger.

Other Income, net

Other income, net consists primarily of interest income from our cash, cash equivalents, and short-term investments, and net amortization and accretion associated with our short-term investments.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022:

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,		Dollar	%
	2023	2022	Change	Change
Revenue under collaboration agreements	$20	$663	$(643)	(97%)
Operating expenses:
Research and development(1)	6,552	5,423	1,129	21
General and administrative(1)	12,181	2,339	9,842	421
Total operating expenses	18,733	7,762	10,971	141
Loss from operations	(18,713)	(7,099)	(11,614)	164
Other income (expense), net	3,752	(151)	3,903	2,585
Net loss	(14,961)	(7,250)	(7,711)	106
Change in unrealized gain on available-for-sale securities	(339)	—	(339)	100
Comprehensive loss attributable to common stockholders	$(15,300)	$(7,250)	$(8,050)	111%

______________

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$608	$54
General and administrative	1,642	210
Total	$2,250	$264

Revenues. Revenues under collaboration agreements were less than $0.1 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. The revenues for the three months ended March 31, 2023 and 2022 include the recognition of revenue for the portion of upfront and clinical and regulatory milestone payments under our collaborations with Alfresa that have been allocated to research and development services provided for during these periods. The revenues for the three months ended March 31, 2022 also included similar revenues under our collaboration with Recordati. We expect revenues to fluctuate in future periods based on our ability to meet various regulatory milestones, and contingent on successfully obtaining regulatory approval for neffy in the licensed regions, commercial milestones, royalties or transfer price earned from our partner’s net sales and the supply of commercial product as set forth in these agreements.

Research and Development Expenses. Research and development expenses were $6.6 million and $5.4 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $1.1 million was primarily due to a $2.3 million increase in product materials associated with neffy, a $0.6 million increase in stock-based compensation, a $0.4 million increase in regulatory consulting costs, and a $0.2 million increase in payroll-related expenses. These aggregated increases were partially offset by a $1.0 million decrease in clinical trial costs associated with neffy, a $0.8 million decrease in device manufacturing costs, and a $0.6 million decrease in outside services associated with neffy.

	Three Months Ended March 31,
	2023	2022
Clinical trials	$2,289	$2,517
Manufacturing and non-clinical development	4,263	2,906
Total research and development expenses	$6,552	$5,423

General and Administrative Expenses. General and administrative expenses were $12.2 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $9.8 million was primarily due to a $3.5 million increase in pre-commercial launch activities related to neffy, a $2.4 million increase in payroll-related expenses, a $1.4 million increase in stock-based compensation, a $0.6 million increase in legal expense, a $0.4 million increase in insurance costs, a $0.3 million increase in contract labor costs, a $0.3 million increase in consulting costs, a $0.3 million increase in general overhead, a $0.2 million increase in recruiting fees, and a $0.2 million increase in professional fees for accounting, auditing and tax.

Other Income (Expense), Net. Other income, net was $3.8 million for the three months ended March 31, 2023 and other expense, net was $0.2 million for the three months ended March 31, 2022. The difference of $3.9 million was primarily due to a $1.8 million increase in net amortization and accretion associated with our short-term investments, a $1.5 million increase in interest income from our cash, cash equivalents, and short-term investments, $0.3 million from the sale of in-process research and development obtained in the Merger, and a $0.2 million decrease in interest expense.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have not generated any revenue from any product sale and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates until the second half of 2023 or after, if at all. We have funded our operations to date primarily with proceeds from the Merger, the sale of preferred and common stock, revenue earned under collaboration, licensing, supply and distribution agreements and bank debt. From inception to March 31, 2023, we have raised $262.3 million in cash, cash equivalents and short-term investments, net of transaction costs, from the Merger, net proceeds of $76.3 million from the issuance of convertible preferred and common stock, $27.8 million from our collaboration, licensing, supply and distribution arrangements, and $10.0 million from bank debt. As of March 31, 2023, we had cash, cash equivalents, and short-term investments of $264.5 million.

Cash flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash and cash equivalents used in operating activities	$(12,429)	$(6,925)
Net cash and cash equivalents used in investing activities	(111,546)	(21)
Net cash and cash equivalents provided by (used in) financing activities	1,319	(908)
Net increase in cash and cash equivalents	$(122,656)	$(7,854)

Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $12.4 million. This consisted primarily of a net loss of $15.0 million, a decrease in our operating assets and liabilities of $2.1 million, and non-cash charges of $0.5 million. The decrease in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities of $4.8 million, a decrease in prepaid and other assets of $0.4 million, partially offset by a decrease in contract liability of $3.1 million. The non-cash charges consisted of non-cash stock-based compensation of $2.3 million, partially offset by $1.8 million in net amortization and accretion of short-term investments.

During the three months ended March 31, 2022, net cash used in operating activities was $6.9 million. This consisted primarily of a net loss of $7.3 million and non-cash stock-based compensation charges of $0.3 million. There was no net change to our operating assets and liabilities, primarily due to a decrease in contract liability of $0.7 million, offset by an increase in accounts payable and accrued liabilities of $0.5 million and a decrease in prepaid and other assets of $0.1 million.

Investing Activities

During the three months ended March 31, 2023, the cash and cash equivalents used in investing activities was primarily due to purchases of short-term investments of $131.4 million, maturities of short-term investments of $20.0 million, and purchases of property and equipment of $0.2 million. During the three months ended March 31, 2022, the cash and cash equivalents used in investing activities was primarily due to immaterial purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2023, the cash and cash equivalents provided by financing activities was primarily due to proceeds from common stock option exercises of $1.3 million. During the three months ended March 31, 2022, the cash and cash equivalents used in financing activities was primarily due to repayments on the bank note of $0.9 million.

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

Material Cash Requirements

There have been no material changes in our material cash requirements from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 23, 2023.

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

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 23, 2023 and Note 2- Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2- Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Emerging Growth Company and Smaller Reporting Company Status

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation and other matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined under Item 10(f)(1) of Regulation S-K of the Securities Act, we are not required to provide the information contemplated by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. See Note 7- Commitments and Contingencies to the unaudited condensed consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Part II, Item 1, for any required disclosure.

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on March 23, 2023.

Risks Related to Our Financial Position and Need for Capital

We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future.*

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Our only product candidate, neffy, is in the clinical stage of development. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on Our stockholders’ equity and working capital. Our net loss was $34.7 million for the year ended December 31, 2022 and $15.0 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $91.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals and prepare for commercialization for our product candidate, neffy, an investigational, new formulation of epinephrine, for the emergency treatment of Type I allergic reactions and potential additional indications.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidate.*

We expect our expenses to increase in connection with our planned operations. Based upon our current operating plan, we believe that our cash and cash equivalents will fund our operating and capital expenses for at least three years. However, unless and until we can generate a substantial amount of revenue from neffy, we may seek to finance our future cash needs through public or private equity offerings, royalty-based or debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, stockholders’ interests may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect our stockholders’ rights. In addition, new debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that further limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, which could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect their ability to oversee the development and potential future commercialization of neffy.

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

The regulatory approval processes of the FDA, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for neffy or any future product candidates, our business will be substantially harmed.*

We, and any current and future licensing and collaboration partners, are not permitted to commercialize, market, promote or sell any product candidate in the United States or the EU without obtaining regulatory approval from the FDA or the EMA, respectively. Regulatory authorities in other jurisdictions may have similar requirements. The time required to obtain approval by the FDA, the EMA and other comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, other than the NDA for neffy that we submitted to the FDA in the third quarter of 2022 and our MAA for neffy that was filed and validated for review by the EMA in the fourth quarter of 2022, we have not submitted any product approval submissions for neffy or any other product candidate to the FDA, EMA or other comparable foreign regulatory authorities for neffy and there can be no assurance that we will receive such approval from such regulatory authorities after submitting any product approval application. Even though a majority of the FDA’s Advisory Committee on May 11, 2023 voted in favor of the data from our neffy PK/PD results supporting a favorable benefit-risk assessment in adults and children >30 kg for the emergency treatment of Type I allergic reactions including anaphylaxis, the recommendation by the Advisory Committee is non-binding and the FDA may issue a Complete Response Letter on our NDA rather than approval.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize neffy or any future product candidates and affect the prices we may obtain.*

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system, including cost-containment measures, that could reduce or limit coverage and reimbursement for newly approved drugs, prevent or delay marketing approval of neffy or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell neffy or any future product candidates for which we obtain marketing approval.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to two percent per fiscal year pursuant to the Budget Control Act of 2011, which went into effect on April 1, 2013, and due to subsequent legislative amendments, will remain in effect until 2032, unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012 was signed into law which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Humans Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs as implemented. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

Our relationships with customers, health care professionals and third-party payors may be subject to applicable healthcare laws, which could expose us to penalties, including administrative, civil or criminal penalties, damages, fines, imprisonment, exclusion from participation in federal healthcare programs such as Medicare and Medicaid, reputational harm, the curtailment or restructuring of our operations and diminished future profits and earnings.*

Healthcare professionals and third-party payors will play a primary role in the recommendation and prescription of neffy or any future product candidates for which we obtain marketing approval. Our current and future arrangements with customers, healthcare professionals and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research, market, sell and distribute neffy or any future product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following, among others:

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

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities, particularly any sales and marketing activities after neffy or any future product candidate has been approved for marketing in the United States, could be subject to legal challenge and enforcement actions. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, a corporate integrity agreement or other agreement to resolve allegations of non-compliance, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

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

We only have a limited number of employees to manage and operate our business.*

As of April 30, 2023, we had 27 full-time employees and 4 part-time employees. Our focus on the development of neffy requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that it will be able to hire and/or retain adequate staffing levels to develop neffy or to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.*

We are an “emerging growth company,” as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). For so long as we are an “emerging growth company,” we plan to take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We have incurred substantial losses during our history. Unused federal net operating losses (“NOLs”) for the tax years beginning before January 1, 2018, will carry forward to offset future taxable income, if any, until such unused losses expire. Unused federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, both current and future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Code if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. The Merger resulted in an ownership change of our company. The NOL carryforwards of pre-Merger, privately-held ARS Pharmaceuticals, Inc. (“ARS Pharma”) may also be subject to limitation as a result of prior shifts in equity ownership and/or the Merger. Additional ownership changes in the future could result in additional limitations on our NOL carryforwards. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our business, cash flow, financial condition or results of operations.

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

On November 8, 2022, Silverback completed its reverse merger with Private ARS Pharma. On November 9, 2022, the combined company changed its name to ARS Pharmaceuticals, Inc.

The net proceeds from the IPO are held in cash and cash equivalents, primarily in treasury money market accounts, and investments, primarily in U.S. Treasury securities. Through March 31, 2023, approximately $109.3 million of the net proceeds from the IPO have been used, of which, (i) an estimated $51.7 million was used toward development of Silverback’s product candidates, (ii) $0.8 million was used to repay outstanding indebtedness, (iii) $16.0 million was used for transaction costs related to the Merger, including $7.0 million in severance and change in control benefit payments made to Silverback’s former officers, (iv) an estimated $9.7 million was used for the development and pre-commercial launch activities related to neffy, and (v) an estimated $31.0 million was used for working capital and general corporate purposes.

There have been no updates to the planned use of proceeds information from the IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on December 4, 2020, except as otherwise disclosed in our Annual Report on Form 10-K, filed with the SEC on March 31, 2022, and our Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2022. We continue to intend to use the remaining net proceeds from the IPO, together with our existing cash and cash equivalents, to fund the development and, if approved, commercialization of neffy for the emergency treatment of Type I allergic reactions and other indications, as well as for working capital and other general corporate purposes. We may also use a portion of the net proceeds from the IPO to license, acquire or invest in complementary businesses, technologies, products or assets. However, we have no current commitments or obligations to do so.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2020).
4.1	Reference is made to Exhibit 3.1 and 3.2.
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

10.1*‡

Termination Agreement, dated as of February 22, 2023, by and between ARS Pharmaceuticals, Inc. and Recordati Ireland, Ltd. (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K (File No. 001-39756), filed with the SEC on March 23, 2023).

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

ARS PHARMACEUTICALS, INC.

Date: May 15, 2023	By:	/s/ Richard Lowenthal
Richard Lowenthal, M.S., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Kathleen D. Scott
Kathleen D. Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)