Form 10-Q
period 2023-06-30
ARS Pharmaceuticals, Inc.
filed 2023-08-10
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023 there were 95,568,307 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	any statements regarding future economic conditions or performance;

•	research and development plans, including planned clinical trials, for neffy, including for additional indications;

•	the expected timing for reporting data;

•	the design and potential benefits of neffy;

•

our plans to submit a supplemental New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) and a post approval variation to the European Medicines Agency (“EMA”) for 1.0 mg neffy and the timing thereof;

•	our expectations regarding the timing for FDA review of our NDA for neffy, including the anticipated Prescription Drug User Fee Act (“PDUFA”) target action date;

•	our plans to submit regulatory filings for neffy in Japan and China in collaboration with our partners and the timing thereof;

•	the expected timing for regulatory review decisions for neffy;

•	the timing of the commercial launch of neffy, if approved;

•	the commercial potential of and commercialization strategy for neffy;

•	the size of the markets for neffy and any other product candidates, the projected growth thereof, and our ability to capture and grow those markets;

•	the rate and degree of market acceptance of neffy and any other product candidates;

•	our expected competitive position;

•	our expectations regarding our ability to achieve gross profit margins similar to small molecule drugs;

•	our potential to become the standard in treatment and transform the treatment of allergic reactions;

•	the likelihood of neffy attaining favorable coverage;

•	the expected intellectual property protection for neffy;

•	legislative and regulatory developments in the United States and foreign countries;

•	estimates regarding anticipated operating losses, capital requirements and needs for additional funds;

•	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection for neffy or any future product candidate;

•	our expected use of the remaining net proceeds of our initial public offering; and

•	statements of belief and any statement of assumptions underlying any of the foregoing.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARS Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$119,017	$210,518
Short-term investments	133,191	63,863
Prepaid expenses and other current assets	2,826	3,319
Total current assets	255,034	277,700
Right-of-use asset	349	445
Fixed assets, net	594	329
Other assets	2,775	2,961
Total assets	$258,752	$281,435
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (including related party amounts of $170 and $16, respectively)	$9,821	$4,931
Lease liability, current	233	230
Contract liability, current	—	283
Total current liabilities	10,054	5,444
Lease liability, net of current portion	146	251
Contract liability, net of current portion	—	2,854
Total liabilities	10,200	8,549
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 95,322,953 and 93,943,316 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	357,992	349,408
Accumulated other comprehensive (loss) gain, net	(180)	407
Accumulated deficit	(109,269)	(76,938)
Total stockholders’ equity	248,552	272,886
Total liabilities, convertible preferred stock and stockholders’ equity	$258,752	$281,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue under collaboration agreements	$10	$464	$30	$1,127

Operating expenses:
Research and development (including related party amounts of $484, $572, $1,075 and $1,112, respectively)	7,308	4,350	13,860	9,773
General and administrative (including related party amounts of $181, $106, $518 and $271, respectively)	13,305	2,458	25,486	4,797
Total operating expenses	20,613	6,808	39,346	14,570
Loss from operations	(20,603)	(6,344)	(39,316)	(13,443)
Other income (expense), net	3,233	(76)	6,985	(227)
Net loss	$(17,370)	$(6,420)	$(32,331)	$(13,670)
Change in unrealized gains and losses on available-for-sale securities	(248)	—	(587)	—
Comprehensive loss	$(17,618)	$(6,420)	$(32,918)	$(13,670)
Net loss per share, basic and diluted	$(0.18)	$(0.21)	$(0.34)	$(0.45)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	94,911,268	30,606,773	94,571,180	30,488,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain, Net	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	93,943,316	$9	$349,408	$407	$(76,938)	$272,886
Exercise of common stock options	502,687	—	1,319	—	—	1,319
Restricted stock units released	2,025	—	—	—	—	—
Stock-based compensation	—	—	2,250	—	—	2,250
Net loss and comprehensive loss	—	—	—	(339)	(14,961)	(15,300)
Balance at March 31, 2023	94,448,028	$9	$352,977	$68	$(91,899)	$261,155
Exercise of common stock options	851,001	—	2,739	—	—	2,739
Restricted stock units released	2,025	—	—	—	—	—
Shares issued under the employee stock purchase plan	21,899	—	115	—	—	115
Stock-based compensation	—	—	2,161	—	—	2,161
Net loss and comprehensive loss	—	—	—	(248)	(17,370)	(17,618)
Balance at June 30, 2023	95,322,953	$9	$357,992	$(180)	$(109,269)	$248,552

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2021	4,764,000	$365	606,060	$1,000	7,692,309	$19,868	9,337,066	$54,806	30,369,413	$3	$10,984	$(42,256)	$(31,269)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	264	—	264
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(7,250)	(7,250)
Balance at March 31, 2022	4,764,000	$365	606,060	$1,000	7,692,309	$19,868	9,337,066	$54,806	30,369,413	$3	$11,248	$(49,506)	$(38,255)
Exercise of stock options	—	—	—	—	—	—	—	—	385,710	—	287	—	287
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	356	—	356
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(6,420)	(6,420)
Balance at June 30, 2022	4,764,000	$365	606,060	$1,000	7,692,309	$19,868	9,337,066	$54,806	30,755,123	$3	$11,891	$(55,926)	$(44,032)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(32,331)	$(13,670)
Non-cash adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Stock-based compensation expense	4,348	620
Non-cash interest expense	—	85
Depreciation and amortization	40	13
Amortization and accretion of short-term investments, net	(3,561)	—
Change in fair value of warrant liability	—	(3)
Changes in operating assets and liabilities:
Prepaid and other assets	569	(132)
Accounts payable and accrued liabilities (including related party amounts of $154 and $200, respectively)	4,980	279
Operating right-of-use assets and lease liabilities, net	(6)	36
Contract liability	(3,137)	(1,127)
Net cash used in operating activities	(29,098)	(13,899)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale	(131,353)	—
Maturities of short-term investments, available-for-sale	65,000	—
Purchase of property and equipment	(223)	(43)
Net cash used in investing activities	(66,576)	(43)
Cash flows from financing activities:
Proceeds from exercise of common stock options and employee stock purchase plan	4,173	287
Repayment of bank note payable	—	(1,818)
Net cash provided by (used in) financing activities	4,173	(1,531)
Net change in cash and cash equivalents	(91,501)	(15,473)
Cash and cash equivalents at beginning of period	210,518	60,063
Cash and cash equivalents at end of period	$119,017	$44,590
Supplemental cash flow information:
Purchases of property and equipment included in accounts payable	$91	$—
Purchases of property and equipment reclassed from prepaid expenses and other current assets	$174	$—

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

The Merger was accounted for as a reverse recapitalization, with ARS Pharma being treated as the acquirer for accounting purposes. Pursuant to the Merger Agreement, Silverback changed its name to ARS Pharmaceuticals, Inc., and changed its corporate ticker symbol on the Nasdaq Global Market to “SPRY”. See discussions of the transactions in connection with the Merger at Note 3 - Merger and Related Transactions.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses since its inception and had an accumulated deficit of $109.3 million as of June 30, 2023. The Company had cash, cash equivalents, and short-term investments of $252.2 million as of June 30, 2023 and has not generated positive cash flows from operations. To date, the Company has funded its operations primarily with proceeds from the Merger, the issuance of convertible preferred stock, payments earned under collaboration agreements and bank debt. The Company’s currently available cash, cash equivalents, and short-term investments as of June 30, 2023 are sufficient to meet its anticipated cash requirements for at least the 12 months following the date these financial statements are issued.

From August 5, 2015 (inception) through June 30, 2023, the Company has devoted substantially all of its efforts to developing intellectual property, conducting product development and clinical trials, raising capital, and building infrastructure. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. If the Company does not successfully commercialize any product candidates for which it receives regulatory approval, it will be unable to generate recurring product revenue or achieve profitability. Management expects operating expenses to increase for the foreseeable future and there can be no assurance that the Company will ever achieve profitability, or if achieved, that it will be sustained on a continuing basis.

The Company’s ability to raise additional capital may be adversely impacted should the global economic conditions worsen or as a result of further disruptions to, and volatility in, the credit and financial markets in the United States, including bank failures, future health epidemics or pandemics, geopolitical actions or other macroeconomic factors. If such further disruption occurs, the Company could experience an inability to access additional capital. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the six months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, are unaudited. The balance sheet as of December 31, 2022 was derived from the audited financial statements as of and for the year ended December 31, 2022. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2023, the condensed consolidated results of its operations for the three and six months ended June 30, 2023 and 2022, and its cash flows for the six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are also unaudited. The condensed consolidated results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other period.

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

Investments

The Company invests excess cash in investment grade fixed income securities. These investments are included in short-term investments on the balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive (loss) gain, net. Realized gains and losses on the sale of securities are recognized in net loss.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the asset or asset group are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds its fair value. The Company has not recognized any impairment losses from inception through June 30, 2023.

Leases

The Company determines the initial classification and measurement of its right-of-use (“ROU”) asset and lease liabilities at the lease commencement date and thereafter, if modified. The Company recognizes a ROU asset for its operating leases with lease terms greater than 12 months. The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. The lease liability is calculated by using the present value of all lease payments, with the present value determined by using the incremental borrowing rate for operating leases determined by using the incremental borrowing rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment as well as a review of peer companies. Variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in research and development and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss typically consists of the change in unrealized gains and losses on available-for-sale securities.

Segment Reporting

Operating segments are components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker for purposes of making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Net Loss Per Common Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since the effect of potentially dilutive securities is anti-dilutive given the net loss of the Company. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive.

The following securities are excluded from the calculation of weighted-average dilutive common shares because their inclusion would have been anti-dilutive. Historical share figures have been retroactively restated based on the exchange ratio of 1.1819.

	As of June 30,
	2023	2022
Convertible preferred stock	—	26,473,899
Warrants to purchase convertible preferred stock	—	45,456
Warrants to purchase common stock	45,456	—
Common stock options granted and outstanding	15,383,418	5,634,900
Total	15,428,874	32,154,255

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

3. Merger and Related Transactions

As described in Note 1 - Nature of Business, ARS Pharma merged with Silverback on November 8, 2022. The Merger was accounted for as a reverse recapitalization under U.S. GAAP. ARS Pharma was considered the accounting acquirer for financial reporting purposes. This determination was based on the facts that, immediately following the Merger: (i) ARS Pharma stockholders own a substantial majority of the voting rights of the combined organization; (ii) ARS Pharma designated a majority (eight of eleven) of the initial members of the board of directors of the combined organization; and (iii) ARS Pharma’s senior management holds all key positions in senior management of the combined organization. The transaction was accounted for as a reverse recapitalization because on the effective date of the Merger, the pre-combination assets of Silverback were primarily cash and other non-operating assets. Additionally, the Company concluded that the in-process research and development (“IPR&D”) assets that remained as of the combination were not significant when compared to the cash and investments obtained through the transaction.

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

As the accounting acquirer, ARS Pharma is deemed to have assumed all of Silverback’s outstanding and unexercised stock options. The assumed options continue to be governed by the terms of the 2016 and 2020 Equity Incentive Plans of Silverback (as discussed more in Note 10 - Stock-Based Compensation) under which the options were originally granted.

As part of the reverse recapitalization, ARS Pharma obtained $262.3 million in cash, cash equivalents and short-term investments, net of transaction costs. ARS Pharma also obtained prepaids and other current assets of approximately $4.4 million and assumed payables and accruals of approximately $12.0 million. ARS Pharma also obtained $1.1 million in IPR&D assets that have no alternative future use. The fair value attributable to these IPR&D assets was recorded as research and development expense in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2022. ARS Pharma also incurred transaction costs of approximately $2.1 million and this amount was recorded as a reduction to additional paid-in capital in the consolidated statement of convertible preferred stock and stockholders’ equity (deficit) for the year ended December 31, 2022 filed with the SEC on March 23, 2023 in the Company’s Annual Report on Form 10-K.

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

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

June 30, 2023	Level	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Cash and cash equivalents - Money market mutual funds	1	$117,985	$—	$—	$117,985
Short-term investments - U.S. Treasury securities	2	133,371	1	(181)	133,191
Total		$251,356	$1	$(181)	$251,176
December 31, 2022
Cash and cash equivalents - Money market mutual funds	1	$209,273	$—	$—	$209,273
Short-term investments - U.S. Treasury securities	2	63,456	407	—	63,863
Total		$272,729	$407	$—	$273,136

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the periods presented. During the three and six months ended June 30, 2023, the Company purchased zero and $131.4 million, respectively, in short-term investments.

The Company’s short-term investments portfolio contains investments in U.S. Treasury securities that have an effective maturity date that is less than one year from the respective balance sheet date. The Company's cash and cash equivalents consists of money market mutual funds that have remaining maturities when purchased of 90 days or less.

The Company recorded $0.2 million and $0.6 million in net unrealized losses to accumulated other comprehensive (loss) gain, net in the three and six months ended June 30, 2023, respectively. Management determined that the gross unrealized losses on the Company’s available-for-sale securities as of June 30, 2023, were primarily attributable to current economic and market conditions and not credit risk. As of June 30, 2023 and December 31, 2022, no allowance for credit losses was recorded. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell any investments prior to recovery of their amortized cost basis, which may be at maturity.

As of June 30, 2023 and December 31, 2022, the Company did not have any liabilities that were measured at fair value on a recurring basis.

5. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance	$998	$1,539
Prepaid expenses	866	771
Interest receivable	613	796
Other receivables	349	213
Total	$2,826	$3,319

Property and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Equipment	$682	$377
Less accumulated depreciation	(88)	(48)
Total	$594	$329

Depreciation expense was immaterial for the three and six months ended June 30, 2023.

Other assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance	$2,637	$2,940
Security deposit	—	21
Other	138	—
Total	$2,775	$2,961

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued pre-commercialization marketing related expenses	$2,991	$—
Accrued compensation	1,850	447
Accounts payable	1,501	1,659
Accrued clinical expenses	1,271	609
Accrued development expenses	1,188	133
Accrued legal and professional fees	742	908
Accrued tax expenses	82	174
Other	196	1,001
Total	$9,821	$4,931

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

Clinical and Commercial Supply. Arrangements that include a promise for the future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. The Company has not earned revenues for clinical or commercial supply sales as of June 30, 2023.

Royalty/Transfer Price Revenues. For arrangements that include sales-based royalties or transfer price, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company has not received any royalty or transfer price revenues as of June 30, 2023.

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

At the commencement of this collaboration, the Company identified the following performance obligations: the license for neffy and research and development services. The Company determined the initial transaction price to be $7.0 million, which includes a clinical milestone as it was deemed not probable of significant reversal at the inception of the agreement. Due to the uncertainty in the achievement of the regulatory and commercial milestones, the variable consideration associated with these future milestone payments has been fully constrained and is excluded from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period. The transaction price was allocated to the performance obligations based on the estimated stand-alone selling price of each performance obligation. The Company recognized less than $0.1 million in revenue for each of the three and six months ended June 30, 2023 and 2022, and there was no contract liability as of June 30, 2023.

Recordati Agreement

In September 2020, the Company entered into a License and Supply Agreement (the “Recordati Agreement”) with Recordati Ireland, Ltd. (“Recordati”) for the exclusive license and sublicensable right to develop, import, manufacture or have manufactured commercial product, file and hold regulatory approvals and commercialize neffy in Europe and certain European Free Trade Association, Russia/the Commonwealth of Independent States, Middle East and African countries (the “Recordati Territory”). Under the Recordati Agreement, the Company is responsible for completion of any clinical studies for neffy required by the EMA before granting European Union Marketing Authorization, and by the Medicines and Healthcare products Regulatory Agency (“MHRA”) prior to granting United Kingdom Marketing Authorization. The Company filed the initial regulatory submissions with the EMA in the fourth quarter of 2022 and will file the initial regulatory submissions with the MHRA for neffy and is responsible for the manufacturing of commercial supply. Recordati is solely responsible for all regulatory activities in the region after the Company’s initial regulatory submissions to the EMA and MHRA, for any post-approval clinical studies and commercialization activities. Either party may terminate the Recordati Agreement for certain breaches. Unless terminated earlier by either or both parties, the term of the Recordati Agreement will continue as long as Recordati has commercial sales of neffy in the region.

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

The Company determined that the Recordati Rights had no alternative future use and therefore recorded the €3.0 million upfront payment to Recordati as an IPR&D expense presented within research and development in the Company's condensed consolidated statements of operations and comprehensive loss. The Termination Agreement ended the Company’s performance obligations pursuant to the Recordati Agreement and consequently the existing contract liability of $3.1 million previously received from Recordati was recorded against IPR&D expense presented within research and development in the Company’s condensed consolidated statements of operations and comprehensive loss. Accordingly, no revenue was recognized in the three and six months ended June 30, 2023. The Company recognized revenue of $0.4 million and $1.1 million for the three and six months ended June 30, 2022, respectively.

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

A reconciliation of contract liability from collaboration agreements was as follows (in thousands):

Balance at December 31, 2022	$3,137
IPR&D expense related to the Termination Agreement	(3,107)
Revenue recognized	(30)
Balance at June 30, 2023	$—

7. Commitments and Contingencies

Note Payable

In September 2019, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for working capital in the principal amount, as amended, of $10.0 million (the “Note”). The Note required interest only payments through June 30, 2021 and had a maturity date of March 1, 2024. In addition, there was a final payment (“Balloon Payment”) of $0.3 million at maturity.

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

Leases

In October 2021, the Company entered into a 38-month noncancelable lease for its current headquarters location consisting of 4,047 rentable square feet of office space in San Diego, California. Under the terms of the agreement, there is no option to extend the lease, and the Company is subject to additional charges for common area maintenance and other costs. Monthly rental payments due under the lease commenced on December 6, 2021 and escalate through the lease term. The Company prepaid the first month’s rent upon execution of the lease, and the lease agreement provided full rent abatement for the second and third months of the rental term. As of June 30, 2023, the remaining lease term of the Company’s operating lease was 20 months, and the discount rate on the Company’s operating lease was 8%. As there was not an implicit rate within the lease, the discount rate was determined by using a set of peer companies incremental borrowing rates. The Company's operating lease expense was $0.1 million for each of the three and six months ended June 30, 2023 and 2022. The Company's variable lease expense was immaterial for each of the three and six months ended June 30, 2023 and 2022. Cash paid for amounts included in the measurement of lease liabilities was $0.1 million for each of the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023, future minimum noncancelable operating lease payments are as follows (in thousands):

Year ended December 31,	Amount
2023	$119
2024	245
2025	42
Total lease payments	406
Less imputed interest	(27)
Lease liability	379
Less current portion of lease liability	(233)
Lease liability, net of current portion	$146

Contingencies

From time to time, the Company may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business.

On August 12, 2021, Amphastar Pharmaceuticals, Inc. (“Amphastar”) filed a Petition for Inter Partes Review with the United States Patent and Trademark Office (“USPTO”), seeking to invalidate claims 1-20 of United States Patent No. 10,682,414 (the “‘414 patent”). The ‘414 patent issued on June 16, 2020 and is entitled “Intranasal Epinephrine Formulations and Methods for the Treatment of Disease.” The claims of the ‘414 patent are directed to methods of treating a type-1 hypersensitivity reaction, including anaphylaxis, using an aqueous nasal spray pharmaceutical formulation containing epinephrine or a salt thereof in a single dose. On February 9, 2023, the USPTO issued a Final Written Decision finding claims 3-6 and 18-20, which encompass the Company’s neffy product candidate, patentable, and claims 1-2 and 7-17 unpatentable. On April 12, 2023, Amphastar filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. On May 15, 2023 the Company filed a motion to dismiss Amphastar’s appeal for lack of standing. A decision from the Federal Circuit is not expected until 2024. The results of any appeal proceedings are inherently unpredictable and uncertain, and could result in the Federal Circuit finding some or all of claims 1-20 of the ‘414 patent to be invalid or unenforceable.

On July 28, 2023, Aera A/S, an IP consultancy firm in Denmark representing an unidentified opponent, filed a notice of opposition with the European Patent Office (the “EPO”) in respect of EP 3678649 (the “EP ‘649” Patent), which is a patent directed to a nasal spray formulation of epinephrine. While a deadline to respond has not yet been set by the EPO, we expect to vigorously defend the ’649 Patent. The results of any notice of opposition are inherently unpredictable and uncertain, and could result in the EPO finding the patent to be invalid or unenforceable.

Regardless of the outcome, involvement in legal proceedings may have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company cannot predict the outcome of these suits, and failure by the Company to obtain favorable resolutions could have a material adverse effect on its business, results of operations, and financial condition. The Company’s chances of success on the merits of these suits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of June 30, 2023.

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

The Company is required to make aggregate milestone payments of up to $20.0 million upon achievement of certain regulatory and commercial milestones. The regulatory milestone payments under the Aegis Agreement will be recognized as research and development expense upon completion of the required events, as the triggering events are not considered to be probable until they are achieved. The Company made a $0.5 million milestone payment to Aegis upon the achievement of a regulatory milestone during 2019, and a $1.0 million payment to Aegis upon the FDA’s acceptance of the Company’s NDA submission for neffy, which occurred in the third quarter of 2022. The Company may be required to pay royalties based on annual net product sales in the low to mid-single digits on its or its sublicensees’ net sales of the Licensed Products (as defined in the Aegis Agreement) on a country-by-country and product-by-product basis.

The Company is responsible for reimbursing Aegis for patent costs incurred in connection with prosecuting and maintaining patent rights that are specific to epinephrine or epinephrine products. There were no expenses recognized in connection with legal patent fees for the six months ended June 30, 2023 and 2022.

The Company may terminate the Aegis Agreement with 30 days written notice or either party may terminate the Aegis Agreement for certain breaches of the Aegis Agreement. Unless terminated earlier by either or both parties, the term of the Aegis Agreement will continue until the final expiration of all royalty obligations under the Aegis Agreement.

In conjunction with the Aegis Agreement, the Company also entered into a Supply Agreement (the “Supply Agreement”) with Aegis that allows the Company to purchase materials for preclinical, development and commercial use at predetermined prices. The Company may elect to have Aegis supply minimum quantities but there are no minimum or maximum purchase obligations under the Supply Agreement unless this election is made. The parties may terminate the Supply Agreement at any time by mutual agreement. In addition, the parties may terminate the Supply Agreement in the event of certain breaches of the Supply Agreement or upon the earlier of the expiration or termination of the Aegis Agreement or June 2028. The Supply Agreement term may be extended by mutual written agreement. Expense recognized under the Supply Agreement was $0.3 million and $0.2 million for the three and six months ended June 30, 2023, respectively, and no expense was recognized in each of the three and six months ended June 30, 2022.

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

Common stock reserved for future issuance consisted of the following:

	June 30, 2023	December 31, 2022
Common stock options granted and outstanding	15,383,418	12,063,560
Restricted stock units granted and outstanding	5,082	10,651
Common stock reserved for future awards or option grants	3,398,939	3,373,801
Warrants to purchase common stock	45,456	—
Total	18,832,895	15,448,012

10. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$652	$55	$1,260	$109
General and administrative expense	1,446	301	3,088	511
Total stock-based compensation expense	$2,098	$356	$4,348	$620

As of June 30, 2023, the total unrecognized stock-based compensation expense was $30.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.93 years.

In November 2022, in connection with the Merger, the Company assumed restricted stock units granted by Silverback, of which 10,651 were outstanding as of December 31, 2022 and 5,082 are outstanding as of June 30, 2023.

Equity Incentive Plans

In September 2018, ARS Pharma adopted the 2018 Equity Incentive Plan. As a result of the Merger, on November 8, 2022 ARS Pharma, as the accounting acquirer, is deemed to have assumed Silverback’s 2016 and 2020 Equity Incentive Plans, and Employee Stock Purchase Plan (“ESPP”). During the three and six months ended June 30, 2023, there were 21,899 shares of common stock purchased under the ESPP.

As of June 30, 2023, the 2016 and 2020 Equity Incentive Plans authorized a total of 16,018,660 shares, of which 3,104,826 shares are available for future grant, and 9,753,600 shares are outstanding. As of June 30, 2023, the 2018 Equity Incentive Plan authorized a total of 6,634,333 shares, of which 294,113 shares are available for future grant, and 5,634,900 shares are outstanding. The Company does not intend to grant future stock options or other equity awards under the 2018 Equity Incentive Plan.

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

A summary of the Company’s stock option activity for the six months ended June 30, 2023 is as follows:

	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	12,063,560	$6.07
Granted	4,749,600	$8.03
Exercised	(1,353,688)	$3.00
Forfeited	(76,054)	$21.32
Outstanding at June 30, 2023	15,383,418	$6.87	6.82	$38,180,094
Exercisable at June 30, 2023	10,630,299	$6.35	5.59	$38,052,504

The exercisable shares subject to options outstanding at June 30, 2023 in the table above include vested and early exercisable awards. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at June 30, 2023. The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $5.7 million and $1.2 million, respectively.

The weighted-average grant date fair value per share of option grants for the six months ended June 30, 2023 and 2022 was $6.31 and $2.31, respectively. The total fair value of shares vested during the six months ended June 30, 2023 and 2022 was $1.6 million and $0.4 million, respectively.

The fair value of stock options granted was estimated using a Black-Scholes option-pricing model (“Black-Scholes”) with the following weighted-average assumptions:

	Six Months Ended June 30,
	2023	2022
Expected term (in years)	6.0	6.1
Expected volatility	95.3%	91.3%
Risk-free interest rate	3.9%	2.1%
Expected dividend yield	—	—

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

11. Employee Benefit Plans

In June 2022, the Company adopted a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended, for the Company’s U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the Internal Revenue Service (the “IRS”) annual limits. The Company matches up to 5% of an employee’s pay that they contribute to the plan, subject to IRS limitations. Expenses associated with the Company’s matching contribution totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.

12. Related-Party Transactions

In September 2015, the Company entered into a consulting agreement, superseded in July 2022, for regulatory and development services with Pacific-Link Consulting, LLC, an entity owned by the President/Chief Executive Officer/director and the Chief Medical Officer of the Company. The Company incurred consulting expenses related to this agreement totaling $0.5 million and $1.1 million during the three and six months ended June 30, 2023, respectively, and $0.6 million and $1.1 million during the three and six months ended June 30, 2022, respectively.

In September 2018, the Company entered into a consulting agreement with Marlinspike Group, LLC (“Marlinspike Group”) to provide management, business consulting services and business development support. The managing member of Marlinspike Group is the Chair of the Board of Directors of the Company and one of its stockholders. The Company incurred expenses related to this agreement totaling $0.1 million during each of the three and six months ended June 30, 2023 and 2022.

In November 2018, the Company entered into a consulting agreement for commercial and marketing consulting services with Red Team Associates, LLC (“Red Team”), an entity controlled by the Executive Vice President of Commercial Strategy of the Company. The Company incurred consulting expenses related to this agreement totaling $0.1 million and $0.3 million during the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2022, respectively.

In April 2021, the Company entered into a consulting agreement, as amended in April 2022, with a member of the Board of Directors of the Company for general advice and assistance with the development of its current and future product candidates. As compensation for the consulting services the Company granted the member of the Board of Directors 590,950 stock options that vest over a four-year period. The Company incurred stock-based compensation expense related to this agreement totaling less than $0.1 million for each of the three and six months ended June 30, 2023 and 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and related notes thereto included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), on March 23, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Forward Looking Statements.” As a result of many factors, including those factors set forth in the under the caption “Item 1A. Risk Factors” of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the various factors that could cause actual results to differ materially from our forward-looking statements.

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

Data from our studies of neffy demonstrated nasally delivered epinephrine reached blood levels comparable to those of already approved epinephrine injectable products, and produced statistically significant responses compared to injection on pharmacodynamic surrogates for efficacy even one minute after dosing with neffy. Our NDA was accepted for review by the FDA in October 2022 and if our NDA is approved, we believe neffy will be the first “no needle, no injection” marketed epinephrine product for the emergency treatment of Type I allergic reactions.

On May 11, 2023, the FDA held a virtual meeting of its Pulmonary-Allergy Drugs Advisory Committee, or the Advisory Committee. At that meeting, on the question of whether the data from our neffy PK/PD results support a favorable benefit-risk assessment in adults for the emergency treatment of Type I allergic reactions including anaphylaxis, the Advisory Committee voted 16 (yes) and 6 (no). On the question of whether the neffy PK/PD results support a favorable benefit-risk assessment in children ≥30 kg for the emergency treatment of Type I allergic reactions including anaphylaxis, the Advisory Committee voted 17 (yes) and 5 (no). Although the FDA considers the recommendations of its advisory committees, the recommendation by the Advisory Committee is non-binding. If approved, we believe neffy has the potential to transform the treatment of Type I allergic reactions including anaphylaxis given the need for delivery options that make it easier for patients and caregivers to carry and administer epinephrine without anxiety and hesitation. Notwithstanding the Advisory Committee’s recommendation to approve our NDA submission, the timing for FDA regulatory approval of our NDA is outside our control, may be delayed and is uncertain.

Following the favorable benefit/risk assessment by the Advisory Committee on May 11, 2023, the FDA informed us that it required additional time for labeling and post-marketing commitment discussions regarding neffy, and extended the Prescription Drug User Fee Act (“PDUFA”) target action date by 3 months to September 19, 2023. No additional pre-marketing studies have been requested by the FDA, and we have addressed all other information requests from the FDA to date. The additional time required by the FDA was needed for labeling and post-marketing commitment discussions regarding neffy, and we submitted proposals for post-marketing commitments based on input from the Pulmonary-Allergy Drugs Advisory Committee meeting held in May. In addition, we received an information request from the FDA shortly before the original PDUFA target action date in which the FDA stated that we must include EpiPen as a reference listed drug in addition to Adrenalin injection. Prior to this communication, the FDA previously maintained that only Adrenalin injection would be considered as the reference listed drug. In the FDA information request we received shortly before the original PDUFA target action date, the FDA advised us that we must certify against various patents relating to EpiPen in the FDA Orange Book. We complied with the FDA guidance and provided the required notice under Paragraph IV of 21 CFR 314.50(i)(1)(i)(A)(4). The required 45-day waiting period following the required notice has now elapsed. We are actively engaged in commercial preparations to support the potential U.S. launch of neffy, if approved, for the emergency treatment of type I allergic reactions.

At the same May Advisory Committee meeting, we also provided preliminary, interim clinical efficacy data from 10 subjects with frequent urticaria flares. This data is from our randomized, placebo-controlled proof of concept clinical study evaluating the safety and efficacy of neffy in subjects with frequent urticaria flares. Urticaria patients are randomized to 2 mg neffy, 1 mg neffy and placebo in a crossover trial design. The primary endpoints of this clinical study were patient-reported outcomes including pruritus score, hives score, pain score (visual analogue scale), as well as investigator-reported extent of urticaria and erythema score. Both 1 mg and 2 mg doses of neffy demonstrated rapid treatment responses on all endpoints, as compared to placebo. We anticipate topline results from this urticaria clinical study by the fourth quarter of 2023.

Our marketing authorization application for neffy is under review by the European Medicines Agency with a decision expected by year end 2023.

Since our inception in 2015 as ARS Pharmaceuticals, Inc., we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily with proceeds from the Merger (as more fully described below), private placement of convertible preferred stock, licensing, supply and distribution arrangements with our commercialization partners, and bank debt. From inception to June 30, 2023, we have raised $262.3 million in cash, cash equivalents and short-term investments, net of transaction costs, from the Merger; net proceeds of $76.3 million from the issuance of convertible preferred and common stock; $27.8 million from our collaboration, licensing, supply and distribution arrangements; and $10.0 million from bank debt. As of June 30, 2023, we had cash, cash equivalents, and short-term investments of $252.2 million.

We have incurred net losses from operations since our inception. Our net loss was $34.7 million for the year ended December 31, 2022 and $32.3 million for the six months ended June 30, 2023. As of June 30, 2023 we had an accumulated deficit of $109.3 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other development activities, the cost for regulatory filings, expenses for pre-commercial activities to establish sales, marketing and distribution capabilities for our product candidates, and our ability to earn potential regulatory and commercial milestones under our collaboration arrangements. We expect our expenses and operating losses will increase substantially as our product candidate, neffy potentially is approved by the FDA and we commence commercialization efforts, any future product candidates advance through clinical trials, we expand our clinical, regulatory, quality, manufacturing and pre-commercial sales and marketing capabilities, and, as a result of the Merger, continue to incur costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution activities, and added expenditures to expand our operational, financial and management systems and increase personnel to support these operations.

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

General and Administrative

General and administrative expenses consist primarily of salaries, benefits, equity-based compensation for personnel in executive, finance, business development, sales and marketing and other corporate administrative functions. General and administrative expenses also include pre-commercial launch activities, legal fees incurred relating to corporate and patent matters, professional fees incurred for accounting, auditing, tax and administrative consulting services, market research costs, and insurance costs.

We anticipate our general and administrative expenses will increase substantially for the remainder of 2023 as we add sales and marketing personnel, infrastructure and programs to support pre-commercial activities, and if our product candidates receive marketing approval, commercialization activities. We also anticipate increased general and administrative personnel to support our operations and higher patent costs. We also expect to incur added audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, board of director fees, and investor relations costs associated with operating as a public company.

Other Income, net

Other income, net consists primarily of interest income from our cash, cash equivalents, and short-term investments, and net amortization and accretion associated with our short-term investments.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022:

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Revenue under collaboration agreements	$10	$464	$(454)	(98%)
Operating expenses:
Research and development(1)	7,308	4,350	2,958	68
General and administrative(1)	13,305	2,458	10,847	441
Total operating expenses	20,613	6,808	13,805	203
Loss from operations	(20,603)	(6,344)	(14,259)	225
Other income (expense), net	3,233	(76)	3,309	*
Net loss	(17,370)	(6,420)	(10,950)	171
Change in unrealized gains and losses on available-for-sale securities	(248)	—	(248)	100
Comprehensive loss	$(17,618)	$(6,420)	$(11,198)	174%

______________

(1) Includes stock-based compensation expense as follows (in thousands):

* Not meaningful

	Three Months Ended June 30,
	2023	2022
Research and development	$652	$55
General and administrative	1,446	301
Total	$2,098	$356

Revenues. Revenues under collaboration agreements were less than $0.1 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively. The revenues for the three months ended June 30, 2023 and 2022 include the recognition of revenue for the portion of upfront and clinical and regulatory milestone payments under our collaborations with Alfresa that have been allocated to research and development services provided for during these periods. The revenues for the three months ended June 30, 2022, also included similar revenues under our collaboration with Recordati. We expect revenues to fluctuate in future periods based on our ability to meet various regulatory milestones, and contingent on successfully obtaining regulatory approval for neffy in the licensed regions, commercial milestones, royalties or transfer price earned from our partner’s net sales and the supply of commercial product as set forth in these agreements.

Research and Development Expenses. Research and development expenses were $7.3 million and $4.4 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $3.0 million was primarily due to a $1.7 million increase in development expenses, a $0.8 million increase in consulting fees, a $0.6 million increase in stock-based compensation, a $0.6 million increase in payroll-related expenses, a $0.5 million increase in product materials associated with neffy, and a $0.3 million increase in other operating expenses. These aggregated increases were partially offset by a $1.1 million decrease in device component purchases and a $0.4 million decrease in clinical trial costs associated with neffy.

	Three Months Ended June 30,
	2023	2022
Clinical trials	$2,919	$1,743
Manufacturing and non-clinical development	4,389	2,607
Total research and development expenses	$7,308	$4,350

General and Administrative Expenses. General and administrative expenses were $13.3 million and $2.5 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $10.8 million was primarily due to a $5.4 million increase in pre-commercial launch activities related to neffy, a $1.7 million increase in payroll-related expenses, a $1.1 million increase in stock-based compensation, a $0.9 million increase in consulting fees, a $0.4 million increase in insurance costs, a $0.3 million increase in investor relations costs, and a $1.0 million increase in other operating expenses.

Other Income (Expense), Net. Other income, net was $3.2 million for the three months ended June 30, 2023 and other expense, net was $0.1 million for the three months ended June 30, 2022. The difference of $3.3 million was primarily due to a $1.8 million increase in net amortization and accretion associated with our short-term investments, a $1.2 million increase in interest income from our cash, cash equivalents, and short-term investments, and a $0.3 million change in other items.

Comparison of the Six Months Ended June 30, 2023 and 2022:

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Six Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Revenue under collaboration agreements	$30	$1,127	$(1,097)	(97%)
Operating expenses:
Research and development(1)	13,860	9,773	4,087	42
General and administrative(1)	25,486	4,797	20,689	431
Total operating expenses	39,346	14,570	24,776	170
Loss from operations	(39,316)	(13,443)	(25,873)	192
Other income (expense), net	6,985	(227)	7,212	*
Net loss	(32,331)	(13,670)	(18,661)	137
Change in unrealized gains and losses on available-for-sale securities	(587)	—	(587)	100
Comprehensive loss	$(32,918)	$(13,670)	$(19,248)	141%

______________

(1) Includes stock-based compensation expense as follows (in thousands):

* Not meaningful

	Six Months Ended June 30,
	2023	2022
Research and development	$1,260	$109
General and administrative	3,088	511
Total	$4,348	$620

Revenues. Revenues under collaboration agreements were less than $0.1 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively. The revenues for the six months ended June 30, 2023 and 2022 include the recognition of revenue for the portion of upfront and clinical and regulatory milestone payments under our collaborations with Alfresa that have been allocated to research and development services provided for during these periods. The revenues for the six months ended June 30, 2022, also included similar revenues under our collaboration with Recordati. We expect revenues to fluctuate in future periods based on our ability to meet various regulatory milestones, and contingent on successfully obtaining regulatory approval for neffy in the licensed regions, commercial milestones, royalties or transfer price earned from our partner’s net sales and the supply of commercial product as set forth in these agreements.

Research and Development Expenses. Research and development expenses were $13.9 million and $9.8 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $4.1 million was primarily due to a $2.8 million increase in product materials associated with neffy, a $1.3 million increase in consulting fees, a $1.2 million increase in stock-based compensation, a $1.2 million increase in development expenses, and a $0.8 million increase in payroll-related expenses. These aggregated increases were partially offset by a $1.9 million decrease in device component purchases, and a $1.3 million decrease in clinical trial costs associated with neffy.

	Six Months Ended June 30,
	2023	2022
Clinical trials	$5,208	$4,260
Manufacturing and non-clinical development	8,652	5,513
Total research and development expenses	$13,860	$9,773

General and Administrative Expenses. General and administrative expenses were $25.5 million and $4.8 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $20.7 million was primarily due to a $8.9 million increase in pre-commercial launch activities related to neffy, a $4.1 million increase in payroll-related expenses, a $2.6 million increase in stock-based compensation, a $1.5 million increase in consulting fees, a $0.8 million increase in insurance costs, a $0.7 million increase in legal expense, a $0.3 million increase in recruiting fees, a $0.3 million increase in professional fees for accounting, auditing and tax, a $0.3 million increase in investor relations costs, a $0.3 million increase in general overhead, and a $0.9 million increase in other operating expenses.

Other Income (Expense), Net. Other income, net was $7.0 million for the six months ended June 30, 2023 and other expense, net was $0.2 million for the six months ended June 30, 2022. The difference of $7.2 million was primarily due to a $3.6 million increase in net amortization and accretion associated with our short-term investments, a $2.7 million increase in interest income from our cash, cash equivalents, and short-term investments, $0.3 million from the sale of in-process research and development obtained in the Merger, a $0.3 million decrease in interest expense, and a $0.3 million change in other items.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have not generated any revenue from any product sale and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates until the second half of 2023 or after, if at all. We have funded our operations to date primarily with proceeds from the Merger, the sale of preferred and common stock, revenue earned under collaboration, licensing, supply and distribution agreements and bank debt. From inception to June 30, 2023, we have raised $262.3 million in cash, cash equivalents and short-term investments, net of transaction costs, from the Merger, net proceeds of $76.3 million from the issuance of convertible preferred and common stock, $27.8 million from our collaboration, licensing, supply and distribution arrangements, and $10.0 million from bank debt. As of June 30, 2023, we had cash, cash equivalents, and short-term investments of $252.2 million.

Cash flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash and cash equivalents used in operating activities	$(29,098)	$(13,899)
Net cash and cash equivalents used in investing activities	(66,576)	(43)
Net cash and cash equivalents provided by (used in) financing activities	4,173	(1,531)
Net increase in cash and cash equivalents	$(91,501)	$(15,473)

Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $29.1 million. This consisted primarily of a net loss of $32.3 million, a decrease in our operating assets and liabilities of $2.4 million, and non-cash charges of $0.8 million. The decrease in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities of $5.0 million, and a decrease in prepaid and other assets of $0.6 million, partially offset by a decrease in contract liability of $3.1 million. The non-cash charges consisted of non-cash stock-based compensation of $4.3 million, partially offset by $3.6 million in net amortization and accretion of short-term investments.

During the six months ended June 30, 2022, net cash used in operating activities was $13.9 million. This consisted primarily of a net loss of $13.7 million, an increase in our operating assets and liabilities of $0.9 million, and non-cash charges of $0.7 million. The increase in our operating assets and liabilities was primarily due to a decrease in contract liability of $1.1 million, and an increase in prepaid and other assets of $0.1 million, partially offset by an increase in accounts payable and accrued liabilities of $0.3 million. The non-cash charges consisted of non-cash stock-based compensation of $0.6 million and non-cash interest expense of $0.1 million.

Investing Activities

During the six months ended June 30, 2023, the cash and cash equivalents used in investing activities was $66.6 million. This consisted primarily of purchases of short-term investments of $131.4 million, maturities of short-term investments of $65.0 million, and purchases of property and equipment of $0.2 million. During the six months ended June 30, 2022, the cash and cash equivalents used in investing activities was less than $0.1 million and was due to the purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2023, the cash and cash equivalents provided by financing activities was $4.2 million which consisted of proceeds from stock option exercises and the employee stock purchase plan. During the six months ended June 30, 2022, the cash and cash equivalents used in financing activities was $1.5 million. This consisted primarily of $1.8 million in payments on notes outstanding partially offset by $0.3 million in proceeds from stock option exercises.

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

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the US, including due to bank failures, and worldwide resulting from macroeconomic factors. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

During the six months ended June 30, 2023, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 23, 2023 and Note 2 - Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. See Note 7 - Commitments and Contingencies to the unaudited condensed consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Part II, Item 1, for any required disclosure.

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

Risks Related to Our Financial Position and Need for Capital

We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future.*

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Our only product candidate, neffy, is in the clinical stage of development. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on Our stockholders’ equity and working capital. Our net loss was $34.7 million for the year ended December 31, 2022 and $32.3 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $109.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals and prepare for commercialization for our product candidate, neffy, an investigational, new formulation of epinephrine, for the emergency treatment of Type I allergic reactions and potential additional indications.

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
•
experience any delays or encounter any issues with any of the above, including but not limited to failed studies, negative or mixed clinical trial results, safety issues or other regulatory challenges, the risk of which in each case may be exacerbated by health epidemic or pandemic;
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

The regulatory approval processes of the FDA, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for neffy or any future product candidates, our business will be substantially harmed.*

We, and any current and future licensing and collaboration partners, are not permitted to commercialize, market, promote or sell any product candidate in the United States or the EU without obtaining regulatory approval from the FDA or the EMA, respectively. Regulatory authorities in other jurisdictions may have similar requirements. The time required to obtain approval by the FDA, the EMA and other comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, other than the NDA for neffy that we submitted to the FDA in the third quarter of 2022 and our MAA for neffy that was filed and validated for review by the EMA in the fourth quarter of 2022, we have not submitted any product approval submissions for neffy or any other product candidate to the FDA, EMA or other comparable foreign regulatory authorities for neffy and there can be no assurance that we will receive such approval from such regulatory authorities after submitting any product approval application. Even though a majority of the FDA’s Advisory Committee on May 11, 2023 voted in favor of the data from our neffy PK/PD results supporting a favorable benefit-risk assessment in adults and children >30 kg for the emergency treatment of Type I allergic reactions including anaphylaxis, the recommendation by the Advisory Committee is non-binding and the FDA may issue a Complete Response Letter on our NDA rather than approval. As we announced on June 20, 2023, the FDA extended the PDUFA target action date for our NDA to September 19, 2023 for labeling and postmarketing requirements discussions, and even if such discussions are successfully concluded we may still receive a Complete Response Letter.

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

If the FDA does not conclude that neffy or any future product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for such product candidates under Section 505(b)(2) are not as we expect, the approval pathway for those product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.*

While we believe that we will have the necessary supporting data to submit a marketing application under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“Section 505(b)(2)”) regulatory pathway to the FDA for neffy for the emergency treatment of Type I allergic reactions for adults and children greater than 30 kg in weight, and upon completion of our ongoing pediatric study, EPI-10, for children between 15 and 30 kg in weight, there can be no assurance that the FDA will agree that the Section 505(b)(2) pathway is appropriate or will approve any such application or any future application for additional indication or future product candidates.

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

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2), certain pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may change its Section 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to certain requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months or longer depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. For example, on June 12, 2023, Viatris submitted a Citizen Petition requesting that the FDA require additional pk/pd data before making a determination of whether our NDA meets the requirements for approval. If successful, such petitions can significantly delay, or even prevent, the approval of a new product. Even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to streamlined product development or earlier approval. Finally, a competitor might receive FDA approval before neffy and obtain non-patent market exclusivity, which could delay approval of neffy.

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

Even if neffy is approved for the emergency treatment of Type I allergic reactions, there remains significant uncertainty as to whether neffy will be successfully developed and ultimately approved for any other indication we are exploring or pursuing.*

As part of our longer-term growth strategy, we plan to evaluate and potentially develop neffy for other indications, including urticaria. Our programs for such other indications are at a very early stage and there remains significant uncertainty as to whether neffy will be successfully developed and ultimately approved for any other indication we are exploring or pursuing. Even if neffy is approved for the emergency treatment of Type I allergic reactions, there will remain significant uncertainty regarding whether neffy will be successfully developed or approved for any other indication, including urticaria. If we are unable to successfully develop, or if regulatory authorities do not approve, neffy for any other indication, our potential for growth and achieving our strategic objectives may be impaired.

We may not be successful in our efforts to expand our pipeline by identifying additional indications for which to investigate neffy in the future. We may expend our limited resources to pursue a particular indication or formulation for neffy and fail to capitalize on product candidates, indications or formulations that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited financial and managerial resources, we are focused on specific indications for neffy. As a result, we may fail to generate additional clinical development opportunities for neffy for a number of reasons, including, that neffy may in certain indications, on further study, be shown to have harmful side effects, limited to no efficacy or other characteristics that suggest it is unlikely to receive marketing approval and achieve market acceptance in such additional indications. In addition, we may forgo or delay pursuit of opportunities with other indications that could have had greater commercial potential or likelihood of success. Furthermore, research activities to identify additional indications for neffy require substantial technical, financial and human resources. We may not be able to develop neffy for any additional indications, including urticaria, based on resource allocation decisions and other reasons. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for specific indications may not yield any commercially viable products.

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

Competitive products may reduce or eliminate the commercial opportunity for neffy for its current or future indications. If our competitors develop technologies or product candidates more rapidly than us, or their technologies or product candidates are more effective or safer than ours, our ability to develop and successfully commercialize neffy may be adversely affected.*

The clinical and commercial landscape for the emergency treatment of Type I allergic reactions is highly competitive and subject to significant technological change. We face competition with respect to our current indications for neffy and will face competition with respect to any future indications of neffy or other product candidates that we may seek to develop or commercialize in the future from large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. If approved, we anticipate that neffy will compete primarily against epinephrine intra-muscular injectable products, for the emergency treatment of Type I allergic reactions including EpiPen® and its generics, which is marketed by Viatris, Inc. and Teva Pharmaceuticals, Inc.; Adrenaclick®, which is marketed by Amneal Pharmaceuticals, Inc.; Auvi-Q®, which is marketed by Kaleo, Inc.; and Symjepi®, which is marketed by Sandoz, Inc., a Novartis division. Several other companies are also clinically developing larger dose intranasal epinephrine product candidates that may compete with neffy, including Bryn Pharma, Nasus Pharma and Hikma Pharmaceuticals, Inc. (previously INSYS Therapeutics, Inc.), Amphastar Pharmaceuticals is developing an intranasal candidate with an undisclosed dose, and Aquestive Therapeutics is developing a sublingual candidate based on a prodrug of epinephrine. If neffy is approved for other indications, it would also compete with a range of other therapeutic treatments that are well established such as antihistamines or in development.

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

Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Humans Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs as implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.*

The patent position of pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including United States Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa.

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

Our patents or pending patent applications, or the patents or pending patent applications that we license, may be challenged in the courts or patent offices in the United States and other foreign jurisdictions. For example, we are currently a party to an appeal from a Final Written Decision in an Inter Partes Review of U.S. Patent No. 10,682,414 B2 and to opposition proceeding with the European Patent Office with respect to EP 3678649, and we may be subject to new or additional third-party pre-issuance submission of prior art to the USPTO or become involved in post-grant review procedures, derivations, reexaminations, or inter partes review proceedings, in the United States or oppositions or similar proceedings in foreign jurisdictions, challenging our patent rights. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. patent applications that will not be filed outside the U.S. can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These patent applications may later result in issued patents, or the revival of previously abandoned patents that will prevent, limit or otherwise interfere with our ability to make, use or sell our product candidates.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful and could result in a court or administrative body finding our patents to be invalid or unenforceable.*

Even if the patent applications we own, co-own or license are issued, third parties may challenge or infringe upon our patents. To counter infringement, we may be required to file infringement claims, which can be expensive and time-consuming. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including novelty, non-obviousness (or inventive step), written description or enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting or the loss of patent term if a terminal disclaimer is filed to obviate a finding of obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution.

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

We are currently a party to an appeal from a Final Written Decision in an Inter Partes Review of U.S. Patent No. 10,682,414 B2 and to an opposition proceeding with the European Patent Office with respect to EP 3678649. We may, in the future, be a party to other intellectual property litigation or administrative proceedings that are very costly and time-consuming and could interfere with our ability to sell and market our products. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us, especially as we gain greater visibility and market exposure as a public company.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

A pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business, including our nonclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results.*

We are subject to risks related to public health crisis and any efforts to halt the spread of any public health crises. For example, COVID-19 and policies and regulations implemented by governments in response to its outbreak, such as directing businesses and governmental agencies to cease non-essential operations at physical locations, prohibiting certain nonessential gatherings and ceasing non-essential travel had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages occurred, supply chains were disrupted, facilities and production were suspended, and demand for certain goods and services, such as medical services and supplies, spiked, while demand for other goods and services fell. We experienced certain impacts of COVID-19, including inability to conduct clinical trial site monitoring for certain earlier phase clinical trials and delays in completing clinical trials, bioanalytical sample analysis and study reports. There can be no guarantee we will not experience other impacts from other pandemics, epidemics or infectious disease outbreaks, such as being forced to further delay or pause enrollment, experiencing potential interruptions to our supply chain, facing difficulties or additional costs in enrolling patients in future clinical trials or being able to achieve full enrollment of our studies within the timeframes we anticipate, or at all. Additionally, pandemics, epidemics or other infectious disease outbreaks could have extensive impacts in many aspects of society and could result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Other global health concerns could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

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

COVID-19 affected and other public health crises may in the future affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. If any future public health crisis is not contained, we may experience disruptions that could severely impact our business and clinical trials, including:

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

Any negative impact a public health crisis has on patient enrollment or treatment, or the development of neffy and any future product candidates, could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize neffy and any future product candidates, if approved, increase our operating expenses, which could have a material adverse effect on our financial results. COVID-19 caused significant volatility in public equity markets and disruptions to the United States and global economies and any future pandemic, epidemic, infectious disease outbreak or similar public health crisis could lead to market dislocation. Any such volatility and economic dislocation may make it more difficult for us to raise capital on favorable terms, or at all. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial conditions. To the extent a future pandemic, epidemic, infectious disease outbreak or other public health crisis adversely affects our business and financial results, it may also heighten many of the other risks described in this “Risk Factors” section, such as those relating to the timing and completion of our clinical trials and our ability to obtain future financing.

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

We only have a limited number of employees to manage and operate our business.*

As of July 31, 2023, we had 29 full-time employees and 5 part-time employees. Our focus on the development of neffy requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that it will be able to hire and/or retain adequate staffing levels to develop neffy or to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

The market price of our common stock could be volatile.*

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

The net proceeds from the IPO are held in cash and cash equivalents, primarily in treasury money market accounts, and investments, primarily in U.S. Treasury securities. Through June 30, 2023, approximately $128.9 million of the net proceeds from the IPO have been used, of which, (i) an estimated $51.7 million was used toward development of Silverback’s product candidates, (ii) $0.8 million was used to repay outstanding indebtedness, (iii) $16.0 million was used for transaction costs related to the Merger, including $7.0 million in severance and change in control benefit payments made to Silverback’s former officers, (iv) an estimated $24.5 million was used for the development and pre-commercial launch activities related to neffy, and (v) an estimated $35.9 million was used for working capital and general corporate purposes.

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

10.1‡*	First Amendment, dated July 26, 2023, to Manufacturing Agreement, dated as September 9, 2020, by and between ARS Pharmaceuticals, Inc. and Renaissance Lakewood, LLC.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ARS PHARMACEUTICALS, INC.

Date: August 10, 2023	By:	/s/ Richard Lowenthal
Richard Lowenthal, M.S., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Kathleen D. Scott
Kathleen D. Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)