Form 10-Q
period 2023-09-30
ARS Pharmaceuticals, Inc.
filed 2023-11-09
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023 there were 95,997,252 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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

•

our plans to complete a pharmacokinetic/pharmacodynamic study assessing repeat doses of neffy compared to repeat doses of epinephrine injection product under allergen-induced rhinitis conditions to support approval of our New Drug Application (“NDA”) resubmission for neffy with the U.S. Food and Drug Administration (“FDA”) for the treatment of allergic reactions (Type 1), including anaphylaxis for adults and children ≥30 kg;

•

the timing for the FDA’s review of, and the potential outcome from, our Formal Dispute Resolution Request, if any, to appeal the FDA’s Complete Response Letter (“CRL”) regarding our initial NDA for neffy;

•

our expectations regarding the timing for resubmitting an NDA for neffy with the FDA for the treatment of allergic reactions (Type 1), including anaphylaxis for adults and children ≥30 kg, the FDA’s review of our NDA for neffy, including the classification of our NDA submission as Class 2 and the anticipated Prescription Drug User Fee Act (“PDUFA”) target action date;

•	our belief that additional testing for nitrosamine impurities based on new draft guidance issued after our NDA submission will not be a rate-limiting step for the resubmission to the FDA;

•	Our plans to submit a supplemental NDA to the FDA and a post approval variation to the European Medicines Agency (“EMA”) for 1.0 mg neffy and the timing thereof;

•	our plans to submit regulatory filings for neffy in Japan and China in collaboration with our partners and the timing thereof;

•	the expected timing for regulatory review decisions for neffy;

•	the timing of the commercial launch of neffy, if approved;

•	the commercial potential of and commercialization strategy for neffy;

•	the size of the markets for neffy and any other product candidates, the projected growth thereof, and our ability to capture and grow those markets;

•	the rate and degree of market acceptance of neffy and any other product candidates;

•	our expected competitive position;

•	our expectations regarding our ability to achieve gross profit margins similar to small molecule drugs;

•	our potential to become the standard in treatment and transform the treatment of allergic reactions;

•	the likelihood of neffy attaining favorable coverage;

•	the expected intellectual property protection for neffy;

•	legislative and regulatory developments in the United States and foreign countries;

•	estimates regarding anticipated operating losses, capital requirements and needs for additional funds;

•	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection for neffy or any future product candidate;

•	our expected use of the remaining net proceeds of our initial public offering; and

•	statements of belief and any statement of assumptions underlying any of the foregoing.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARS Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,532	$210,518
Short-term investments	181,370	63,863
Prepaid expenses and other current assets	2,564	3,319
Total current assets	244,466	277,700
Right-of-use asset	300	445
Fixed assets, net	617	329
Other assets	3,173	2,961
Total assets	$248,556	$281,435
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (including related party amounts of $208 and $16, respectively)	$10,945	$4,931
Lease liability, current	235	230
Contract liability, current	—	283
Total current liabilities	11,180	5,444
Lease liability, net of current portion	92	251
Contract liability, net of current portion	—	2,854
Total liabilities	11,272	8,549
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 95,796,254 and 93,943,316 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	361,571	349,408
Accumulated other comprehensive (loss) gain, net	(161)	407
Accumulated deficit	(124,135)	(76,938)
Total stockholders’ equity	237,284	272,886
Total liabilities, convertible preferred stock and stockholders’ equity	$248,556	$281,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue under collaboration agreements	$—	$189	$30	$1,316

Operating expenses:
Research and development (including related party amounts of $307, $776, $1,382 and $1,888, respectively)	3,002	3,893	16,862	13,666
General and administrative (including related party amounts of $322, $73, $840 and $344, respectively)	14,976	2,926	40,462	7,723
Total operating expenses	17,978	6,819	57,324	21,389
Loss from operations	(17,978)	(6,630)	(57,294)	(20,073)
Other income (expense), net	3,112	47	10,097	(180)
Net loss	$(14,866)	$(6,583)	$(47,197)	$(20,253)
Change in unrealized gains and losses on available-for-sale securities	19	—	(568)	—
Comprehensive loss	$(14,847)	$(6,583)	$(47,765)	$(20,253)
Net loss per share, basic and diluted	$(0.16)	$(0.21)	$(0.50)	$(0.66)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	95,576,627	30,755,123	94,910,012	30,578,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain, Net	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	93,943,316	$9	$349,408	$407	$(76,938)	$272,886
Exercise of common stock options	502,687	—	1,319	—	—	1,319
Restricted stock units released	2,025	—	—	—	—	—
Stock-based compensation	—	—	2,250	—	—	2,250
Net loss and comprehensive loss	—	—	—	(339)	(14,961)	(15,300)
Balance at March 31, 2023	94,448,028	$9	$352,977	$68	$(91,899)	$261,155
Exercise of common stock options	851,001	—	2,739	—	—	2,739
Restricted stock units released	2,025	—	—	—	—	—
Shares issued under the employee stock purchase plan	21,899	—	115	—	—	115
Stock-based compensation	—	—	2,161	—	—	2,161
Net loss and comprehensive loss	—	—	—	(248)	(17,370)	(17,618)
Balance at June 30, 2023	95,322,953	$9	$357,992	$(180)	$(109,269)	$248,552
Exercise of common stock options	473,301	—	922	—	—	922
Stock-based compensation	—	—	2,657	—	—	2,657
Net loss and comprehensive loss	—	—	—	19	(14,866)	(14,847)
Balance at September 30, 2023	95,796,254	$9	$361,571	$(161)	$(124,135)	$237,284

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2021	4,764,000	$365	606,060	$1,000	7,692,309	$19,868	9,337,066	$54,806	30,369,413	$3	$10,984	$(42,256)	$(31,269)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	264	—	264
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(7,250)	(7,250)
Balance at March 31, 2022	4,764,000	$365	606,060	$1,000	7,692,309	$19,868	9,337,066	$54,806	30,369,413	$3	$11,248	$(49,506)	$(38,255)
Exercise of stock options	—	—	—	—	—	—	—	—	385,710	—	287	—	287
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	356	—	356
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(6,420)	(6,420)
Balance at June 30, 2022	4,764,000	$365	606,060	$1,000	7,692,309	$19,868	9,337,066	$54,806	30,755,123	$3	$11,891	$(55,926)	$(44,032)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	460	—	460
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(6,583)	(6,583)
Balance at September 30, 2022	4,764,000	$365	606,060	$1,000	7,692,309	$19,868	9,337,066	$54,806	30,755,123	$3	$12,351	$(62,509)	$(50,155)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(47,197)	$(20,253)
Non-cash adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Stock-based compensation expense	6,957	1,080
Non-cash interest expense	—	125
Depreciation	61	20
Amortization and accretion of short-term investments, net	(5,121)	—
Change in fair value of warrant liability	—	(3)
Changes in operating assets and liabilities:
Other receivables	—	(328)
Prepaid and other assets	481	6
Accounts payable and accrued liabilities (including related party amounts of $192 and $220, respectively)	6,104	1,138
Operating right-of-use assets and lease liabilities, net	(9)	(50)
Contract liability	(3,137)	(1,316)
Net cash used in operating activities	(41,861)	(19,581)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale	(237,953)	—
Maturities of short-term investments, available-for-sale	125,000	—
Purchase of property and equipment	(266)	(73)
Net cash used in investing activities	(113,219)	(73)
Cash flows from financing activities:
Proceeds from exercise of common stock options and employee stock purchase plan	5,094	287
Cash paid for transaction costs	—	(647)
Repayment of bank note payable	—	(2,727)
Net cash provided by (used in) financing activities	5,094	(3,087)
Net change in cash and cash equivalents	(149,986)	(22,741)
Cash and cash equivalents at beginning of period	210,518	60,063
Cash and cash equivalents at end of period	$60,532	$37,322
Supplemental cash flow information:
Purchases of property and equipment included in accounts payable	$91	$—
Purchases of property and equipment reclassed from prepaid expenses and other current assets	$174	$—
Unpaid transaction costs included in accounts payable and accrued expenses	$—	$137

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

Reduction in Force

On September 19, 2023, the FDA issued a CRL regarding our NDA for neffy. On September 29, 2023, we initiated a 20% reduction in force (“RIF”) in order to conserve our cash resources and manage operating expenses until the anticipated PDUFA target action date in the second half of 2024. We provided severance payments, continuation of group health insurance coverage, and other benefits for a specified period to the affected employees. We will incur costs of $0.6 million for termination benefits resulting from the RIF.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses since its inception and had an accumulated deficit of $124.1 million as of September 30, 2023. The Company had cash, cash equivalents, and short-term investments of $241.9 million as of September 30, 2023 and has not generated positive cash flows from operations. To date, the Company has funded its operations primarily with proceeds from the Merger, the issuance of convertible preferred stock, payments earned under collaboration agreements and bank debt. The Company’s currently available cash, cash equivalents, and short-term investments as of September 30, 2023 are sufficient to meet its anticipated cash requirements for at least the 12 months following the date these financial statements are issued.

From August 5, 2015 (inception) through September 30, 2023, the Company has devoted substantially all of its efforts to developing intellectual property, conducting product development and clinical trials, raising capital, and building infrastructure. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. If the Company does not successfully commercialize any product candidates for which it receives regulatory approval, it will be unable to generate recurring product revenue or achieve profitability. Management expects operating expenses to increase for the foreseeable future and there can be no assurance that the Company will ever achieve profitability, or if achieved, that it will be sustained on a continuing basis.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the nine months ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, are unaudited. The balance sheet as of December 31, 2022 was derived from the audited financial statements as of and for the year ended December 31, 2022. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2023, the condensed consolidated results of its operations for the three and nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are also unaudited. The condensed consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other period.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the asset or asset group are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds its fair value. The Company has not recognized any impairment losses from inception through September 30, 2023.

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

	As of September 30,
	2023	2022
Convertible preferred stock	—	26,473,899
Warrants to purchase convertible preferred stock	—	45,456
Warrants to purchase common stock	45,456	—
Common stock options granted and outstanding	14,906,885	5,634,900
Total	14,952,341	32,154,255

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

As part of the reverse recapitalization, ARS Pharma obtained $262.3 million in cash, cash equivalents and short-term investments, net of transaction costs. ARS Pharma also obtained prepaids and other current assets of approximately $4.4 million and assumed payables and accruals of approximately $12.0 million. ARS Pharma also obtained $1.1 million in IPR&D assets that have no alternative future use. The fair value attributable to these IPR&D assets was recorded as research and development expense in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2022. ARS Pharma also incurred transaction costs of approximately $2.1 million and this amount was recorded as a reduction to additional paid-in capital in the consolidated statement of convertible preferred stock and stockholders’ equity (deficit) for the year ended December 31, 2022 in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 23, 2023.

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

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

September 30, 2023	Level	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Cash and cash equivalents - Money market mutual funds	1	$59,503	$—	$—	$59,503
Short-term investments - U.S. Treasury securities	2	181,531	—	(161)	181,370
Total		$241,034	$—	$(161)	$240,873
December 31, 2022
Cash and cash equivalents - Money market mutual funds	1	$209,273	$—	$—	$209,273
Short-term investments - U.S. Treasury securities	2	63,456	407	—	63,863
Total		$272,729	$407	$—	$273,136

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the periods presented. During the three and nine months ended September 30, 2023, the Company purchased $106.6 million and $238.0 million, respectively, in short-term investments.

The Company’s short-term investments portfolio contains investments in U.S. Treasury securities that have an effective maturity date that is less than one year from the respective balance sheet date. The Company's money market mutual fund holdings are highly liquid and invest primarily in cash and U.S. Treasury securities.

The change in unrealized gains and losses on available-for-sale securities was immaterial and $0.6 million for the three and nine months ended September 30, 2023, respectively. Management determined that the gross unrealized losses on the Company’s available-for-sale securities as of September 30, 2023, were primarily attributable to current economic and market conditions and not credit risk. As of September 30, 2023 and December 31, 2022, no allowance for credit losses was recorded. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell any investments prior to recovery of their amortized cost basis, which may be at maturity.

As of September 30, 2023 and December 31, 2022, the Company did not have any liabilities that were measured at fair value on a recurring basis.

5. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$1,034	$771
Prepaid insurance	716	1,539
Interest receivable	691	796
Other receivables	123	213
Total	$2,564	$3,319

Property and equipment consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Equipment	$726	$377
Less accumulated depreciation	(109)	(48)
Total	$617	$329

Depreciation expense was immaterial and $0.1 million for the three and nine months ended September 30, 2023, respectively.

Other long-term assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid insurance	$2,483	$2,940
Security deposit	—	21
Other	690	—
Total	$3,173	$2,961

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable	$2,966	$1,659
Accrued pre-commercialization marketing related expenses	2,622	—
Accrued compensation	2,151	447
Accrued development expenses	654	133
Accrued legal and professional fees	455	908
Accrued clinical expenses	944	609
Accrued tax expenses	—	174
Other	1,153	1,001
Total	$10,945	$4,931

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

Clinical and Commercial Supply. Arrangements that include a promise for the future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. The Company has not earned revenues for clinical or commercial supply sales as of September 30, 2023.

Royalty/Transfer Price Revenues. For arrangements that include sales-based royalties or transfer price, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company has not received any royalty or transfer price revenues as of September 30, 2023.

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

At the commencement of this collaboration, the Company identified the following performance obligations: the license for neffy and research and development services. The Company determined the initial transaction price to be $7.0 million, which includes a clinical milestone as it was deemed not probable of significant reversal at the inception of the agreement. Due to the uncertainty in the achievement of the regulatory and commercial milestones, the variable consideration associated with these future milestone payments has been fully constrained and is excluded from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period. The transaction price was allocated to the performance obligations based on the estimated stand-alone selling price of each performance obligation. The Company recognized no revenue and less than $0.1 million in revenue for the three and nine months ended September 30, 2023, respectively, and less than $0.1 million in revenue for each of the three and nine months ended September 30, 2022. There was no contract liability as of September 30, 2023.

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

The Company determined that the Recordati Rights had no alternative future use and therefore recorded the €3.0 million upfront payment to Recordati as an IPR&D expense presented within research and development in the Company's condensed consolidated statements of operations and comprehensive loss. The Termination Agreement ended the Company’s performance obligations pursuant to the Recordati Agreement and consequently the existing contract liability of $3.1 million previously received from Recordati was recorded against IPR&D expense presented within research and development in the Company’s condensed consolidated statements of operations and comprehensive loss. Accordingly, no revenue was recognized in the three and nine months ended September 30, 2023. The Company recognized revenue of $0.1 million and $1.2 million for the three and nine months ended September 30, 2022, respectively.

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

A reconciliation of contract liability from collaboration agreements was as follows (in thousands):

Balance at December 31, 2022	$3,137
IPR&D expense related to the Termination Agreement	(3,107)
Revenue recognized	(30)
Balance at September 30, 2023	$—

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

Leases

In October 2021, the Company entered into a 38-month noncancelable lease for its current headquarters location consisting of 4,047 rentable square feet of office space in San Diego, California. Under the terms of the agreement, there is no option to extend the lease, and the Company is subject to additional charges for common area maintenance and other costs. Monthly rental payments due under the lease commenced on December 6, 2021 and escalate through the lease term. The Company prepaid the first month’s rent upon execution of the lease, and the lease agreement provided full rent abatement for the second and third months of the rental term. As of September 30, 2023, the remaining lease term of the Company’s operating lease was 17 months, and the discount rate on the Company’s operating lease was 8%. As there was not an implicit rate within the lease, the discount rate was determined by using a set of peer companies incremental borrowing rates. The Company's operating lease expense was $0.1 million and $0.2 million for each of the three and nine months ended September 30, 2023 and 2022, respectively. The Company's variable lease expense was immaterial for each of the three and nine months ended September 30, 2023 and 2022. Cash paid for amounts included in the measurement of lease liabilities was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million for each of the three and nine months ended September 30, 2022.

As of September 30, 2023, future minimum noncancelable operating lease payments are as follows (in thousands):

Year ended December 31,	Amount
2023	$60
2024	245
2025	42
Total lease payments	347
Less imputed interest	(20)
Lease liability	327
Less current portion of lease liability	(235)
Lease liability, net of current portion	$92

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

On July 28, 2023, Aera A/S, an IP consultancy firm in Denmark representing an unidentified opponent, filed a notice of opposition with the European Patent Office (the “EPO”) in respect of EP 3678649 (the “EP ‘649” Patent), which is a patent directed to a nasal spray formulation of epinephrine. The deadline to respond is December 17, 2023 and we expect to vigorously defend the ’649 Patent. The results of any notice of opposition are inherently unpredictable and uncertain, and could result in the EPO finding the patent to be invalid or unenforceable.

Regardless of the outcome, involvement in legal proceedings may have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company cannot predict the outcome of these suits, and failure by the Company to obtain favorable resolutions could have a material adverse effect on its business, results of operations, and financial condition. The Company’s chances of success on the merits of these suits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of September 30, 2023.

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

The Company is responsible for reimbursing Aegis for patent costs incurred in connection with prosecuting and maintaining patent rights that are specific to epinephrine or epinephrine products. There were no expenses recognized in connection with legal patent fees for the nine months ended September 30, 2023 and 2022.

The Company may terminate the Aegis Agreement with 30 days written notice or either party may terminate the Aegis Agreement for certain breaches of the Aegis Agreement. Unless terminated earlier by either or both parties, the term of the Aegis Agreement will continue until the final expiration of all royalty obligations under the Aegis Agreement.

In conjunction with the Aegis Agreement, the Company also entered into a Supply Agreement (the “Supply Agreement”) with Aegis that allows the Company to purchase materials for preclinical, development and commercial use at predetermined prices. The Company may elect to have Aegis supply minimum quantities but there are no minimum or maximum purchase obligations under the Supply Agreement unless this election is made. The parties may terminate the Supply Agreement at any time by mutual agreement. In addition, the parties may terminate the Supply Agreement in the event of certain breaches of the Supply Agreement or upon the earlier of the expiration or termination of the Aegis Agreement or June 2028. The Supply Agreement term may be extended by mutual written agreement. Under the Supply Agreement, no expense and $0.3 million in expense was recognized in the three and nine months ended September 30, 2023, respectively. No expense was recognized in each of the three and nine months ended September 30, 2022.

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

Common stock reserved for future issuance consisted of the following:

	September 30, 2023	December 31, 2022
Common stock options granted and outstanding	14,906,885	12,063,560
Restricted stock units granted and outstanding	5,082	10,651
Common stock reserved for future awards or option grants	3,402,171	3,373,801
Warrants to purchase common stock	45,456	—
Total	18,359,594	15,448,012

10. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$656	$56	$1,916	$165
General and administrative expense	1,953	404	5,041	915
Total stock-based compensation expense	$2,609	$460	$6,957	$1,080

As of September 30, 2023, the total unrecognized stock-based compensation expense related to outstanding employee options was $27.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.72 years.

In November 2022, in connection with the Merger, the Company assumed restricted stock units granted by Silverback, of which 10,651 were outstanding as of December 31, 2022 and 5,082 are outstanding as of September 30, 2023.

Equity Incentive Plans

In September 2018, ARS Pharma adopted the 2018 Equity Incentive Plan. As a result of the Merger, on November 8, 2022 ARS Pharma, as the accounting acquirer, is deemed to have assumed Silverback’s 2016 and 2020 Equity Incentive Plans, and Employee Stock Purchase Plan (“ESPP”). There were no shares and 21,899 shares of common stock purchased under the ESPP during the three and nine months ended September 30, 2023, respectively.

As of September 30, 2023, the 2016 and 2020 Equity Incentive Plans authorized a total of 16,018,660 shares, of which 3,104,826 shares are available for future grant, and 9,334,469 shares are outstanding. As of September 30, 2023, the 2018 Equity Incentive Plan authorized a total of 6,634,333 shares, of which 297,345 shares are available for future grant, and 5,577,498 shares are outstanding. The Company does not intend to grant future stock options or other equity awards under the 2018 Equity Incentive Plan.

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2023 is as follows:

	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	12,063,560	$6.07
Granted	4,749,600	$8.03
Exercised	(1,826,989)	$2.73
Forfeited	(79,286)	$20.48
Outstanding at September 30, 2023	14,906,885	$7.03	6.32	$15,442,425
Exercisable at September 30, 2023	10,157,035	$6.56	5.34	$15,442,425

The exercisable shares subject to options outstanding at September 30, 2023 in the table above include vested and early exercisable awards. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at September 30, 2023. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $7.9 million and $1.2 million, respectively.

The weighted-average grant date fair value per share of option grants for the nine months ended September 30, 2023 and 2022 was $6.31 and $2.31, respectively. The total fair value of shares vested during the nine months ended September 30, 2023 and 2022 was $2.0 million and $0.6 million, respectively.

The fair value of stock options granted was estimated using a Black-Scholes option-pricing model (“Black-Scholes”) with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected term (in years)	6.0	6.1
Expected volatility	95.3%	91.3%
Risk-free interest rate	3.9%	2.1%
Expected dividend yield	—	—

The fair value of stock options was determined using the Black-Scholes assumptions below. Each of these inputs is subjective and generally requires significant judgment.

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

11. Employee Benefit Plans

In June 2022, the Company adopted a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended, for the Company’s U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the Internal Revenue Service (the “IRS”) annual limits. The Company matches up to 5% of an employee’s pay that they contribute to the plan, subject to IRS limitations. Expenses associated with the Company’s matching contribution totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.

12. Related-Party Transactions

In September 2015, the Company entered into a consulting agreement, superseded in July 2022, for regulatory and development services with Pacific-Link Consulting, LLC, an entity owned by the President/Chief Executive Officer/director and the Chief Medical Officer of the Company. The Company incurred consulting expenses related to this agreement totaling $0.4 million and $1.5 million during the three and nine months ended September 30, 2023, respectively, and $0.8 million and $1.9 million during the three and nine months ended September 30, 2022, respectively.

In September 2018, the Company entered into a consulting agreement with Marlinspike Group, LLC (“Marlinspike Group”) to provide management, business consulting services and business development support. The managing member of Marlinspike Group is the Chair of the Board of Directors of the Company and one of its stockholders. The Company incurred expenses related to this agreement totaling $0.1 million and $0.2 million during the three and nine months ended September 30, 2023 and 2022, respectively.

In November 2018, the Company entered into a consulting agreement for commercial and marketing consulting services with Red Team Associates, LLC (“Red Team”), an entity controlled by the Executive Vice President of Commercial Strategy of the Company. The Company incurred consulting expenses related to this agreement totaling $0.1 million and $0.4 million during the three and nine months ended September 30, 2023, respectively, and less than $0.1 million and $0.2 million during the three and nine months ended September 30, 2022, respectively.

In April 2021, the Company entered into a consulting agreement, as amended in April 2022, with a member of the Board of Directors of the Company for general advice and assistance with the development of its current and future product candidates. As compensation for the consulting services the Company granted the member of the Board of Directors 590,950 stock options that vest over a four-year period. The Company incurred less than $0.1 million and $0.1 million in stock-based compensation expense related to this agreement for the three and nine months ended September 30, 2023 and 2022, respectively.

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

We believe neffy’s “no needle, no injection” approach will address a significant unmet need in the use of epinephrine, which is currently approved only in injectable formulations for the emergency treatment of Type I allergic reactions. There are approximately 40 million people in the United States who experience Type I allergic reactions. Of this group, approximately 16 million people have been diagnosed and experienced severe Type I allergic reactions that may lead to anaphylaxis, but only 3.3 million currently have an active epinephrine autoinjector prescription, and of those, only half consistently carry their prescribed autoinjector with them due to the many drawbacks of these devices. In aggregate, we estimate that 90% of patients prescribed an epinephrine device are not achieving an optimal treatment outcome today. These drawbacks include the use of needles in the devices, which can result in patient and caregiver injury as well as hesitation and delays in administration due principally to apprehension and pain of needles, allowing the allergic reaction to progress in severity leading to symptoms that seriously impact patient quality of life, to potential need for emergency services and/or hospitalizations, and to life-threatening symptoms or events. Intra-muscular injections also are subject to dosing errors and risk of accidental blood vessel injections, which can cause a significant spike in the intravascular delivery of epinephrine potentially leading to serious cardiovascular complications or events. We believe neffy’s “no needle, no injection” delivery that eliminates apprehension, pain and safety concerns, small size allowing for ease of portability, ease of use, and high reliability provide it with a user-friendly profile that will increase prescriptions for epinephrine and make it more likely for patients and caregivers to administer epinephrine sooner, achieve more rapid symptom relief and prevent the allergic reaction from progressing to a level of severity that could lead to hospitalization or even death.

Data from our studies of neffy demonstrated nasally delivered epinephrine reached blood levels comparable to those of already approved epinephrine injectable products, and produced statistically significant responses compared to injection on pharmacodynamic surrogates for efficacy even one minute after dosing with neffy.

Following the acceptance of our NDA in October 2022 for review by the FDA, on May 11, 2023, the FDA held a virtual meeting of its Pulmonary-Allergy Drugs Advisory Committee, or the Advisory Committee. At that meeting, on the question of whether the data from our neffy PK/PD results support a favorable benefit-risk assessment in adults for the emergency treatment of Type I allergic reactions including anaphylaxis, the Advisory Committee voted 16 (yes) and 6 (no). On the question of whether the neffy PK/PD results support a favorable benefit-risk assessment in children ≥30 kg for the emergency treatment of Type I allergic reactions including anaphylaxis, the Advisory Committee voted 17 (yes) and 5 (no). Although the FDA considers the recommendations of its advisory committees, the recommendation by the Advisory Committee is non-binding.

On September 19, 2023, the FDA issued a Complete Response Letter (“CRL”) for our NDA requesting completion of a pharmacokinetic/pharmacodynamic study assessing repeat doses of neffy compared to repeat doses of epinephrine injection product under allergen-induced allergic rhinitis. This request came after the favorable benefit-risk assessment of the Advisory Committee to approve neffy without need for additional studies. In addition, we had aligned with the FDA in May 2023, and re-confirmed in August 2023 to conduct this repeat-dose study under allergen-induced allergic rhinitis study as a post-marketing requirement as informative for labeling. The Complete Response Letter also requested additional information on nitrosamine impurities to be tested based on new draft guidance issued in August 2023 after the neffy NDA submission. Our testing, based on methods in the older guidance, did not detect any nitrosamines above or close to the recommended acceptable daily intake limit for chronic exposure. neffy is for acute use.

We held a type A meeting with the FDA to discuss the contents of the CRL on October 24, 2023. The FDA reiterated that no other information is required beyond the contents of the CRL. The FDA also confirmed that the previously agreed design for the repeat-dose clinical study to evaluate the similarity of twice dosing injection and twice dosing neffy under allergen-induced allergic rhinitis will generate the necessary data to answer its outstanding questions regarding neffy. In addition, the neffy resubmission will be classified as Class 2, with an action expected within six months of receipt date.

We plan to complete the repeat dose study of neffy under allergen-induced allergic rhinitis and file our NDA resubmission to the FDA in the first half of 2024, with an anticipated launch of neffy, if approved, in the second half of 2024. If approved, we believe neffy will be the first “no needle, no injection” marketed epinephrine product for the emergency treatment of type I allergic reactions.

Our marketing authorization application for neffy is also under review by the European Medicines Agency with a decision expected in the second quarter of 2024 following a grant of an extension to respond to additional requests for data and analysis.

A randomized, placebo-controlled proof of concept clinical study evaluating the safety and efficacy of neffy in subjects with frequent urticaria flares is ongoing. We anticipate topline results from this urticaria clinical study by the first quarter of 2024.

Since our inception in 2015 as ARS Pharmaceuticals, Inc., we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily with proceeds from the Merger (as more fully described below), private placement of convertible preferred stock, licensing, supply and distribution arrangements with our commercialization partners, and bank debt. From inception to September 30, 2023, we have raised $262.3 million in cash, cash equivalents and short-term investments, net of transaction costs, from the Merger; net proceeds of $76.3 million from the issuance of convertible preferred and common stock; $27.8 million from our collaboration, licensing, supply and distribution arrangements; and $10.0 million from bank debt. As of September 30, 2023, we had cash, cash equivalents, and short-term investments of $241.9 million.

We have incurred net losses from operations since our inception. Our net loss was $34.7 million for the year ended December 31, 2022 and $47.2 million for the nine months ended September 30, 2023. As of September 30, 2023 we had an accumulated deficit of $124.1 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other development activities, the cost for regulatory filings, expenses for pre-commercial activities to establish sales, marketing and distribution capabilities for our product candidates, and our ability to earn potential regulatory and commercial milestones under our collaboration arrangements. We expect our expenses and operating losses will increase substantially as our product candidate, neffy potentially is approved by the FDA and we commence commercialization efforts, any future product candidates advance through clinical trials, we expand our clinical, regulatory, quality, manufacturing and pre-commercial sales and marketing capabilities, and, as a result of the Merger, continue to incur costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution activities, and added expenditures to expand our operational, financial and management systems and increase personnel to support these operations.

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

Reduction in Force

On September 19, 2023, the FDA issued a Complete Response Letter regarding our NDA for neffy. On September 29, 2023, we initiated a 20% reduction in force (“RIF”) in order to conserve our cash resources and manage operating expenses until the anticipated PDUFA target action date in the second half of 2024. We provided severance payments, continuation of group health insurance coverage, and other benefits for a specified period to the affected employees. We will incur costs of $0.6 million for termination benefits resulting from the RIF.

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

We expect that our research and development expenses will likely decrease for the remainder of 2023 based on our planned clinical development and manufacturing activities, as we plan to transition to commercialization efforts for the potential launch of our first product in the second half of 2024. However, the timing for regulatory approvals is outside our control, may be delayed and is uncertain. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials and the manufacturing costs of our product candidates due to the inherently unpredictable nature of clinical development and manufacturing activities. Clinical development and manufacturing timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast to what degree our licensing, supply and distribution arrangements would affect our development plans and capital requirements.

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

We expect that our general and administrative expenses will decrease for the remainder of 2023 as we conserve our cash resources and manage operating expenses until the anticipated PDUFA target action date in the second half of 2024. In the second half of 2024 we expect that our general and administrative expenses will increase substantially as we add sales and marketing personnel, infrastructure and programs to support pre-commercial activities, and if our product candidates receive marketing approval, commercialization activities. We expect to continue to incur increased audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, board of director fees, investor relations costs associated with operating as a public company, patent costs and defense, and general and administrative personnel.

Other Income, net

Other income, net consists primarily of interest income from our cash, cash equivalents, and short-term investments, and net amortization and accretion associated with our short-term investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022:

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Revenue under collaboration agreements	$—	$189	$(189)	(100%)
Operating expenses:
Research and development(1)	3,002	3,893	(891)	(23)
General and administrative(1)	14,976	2,926	12,050	412
Total operating expenses	17,978	6,819	11,159	164
Loss from operations	(17,978)	(6,630)	(11,348)	171
Other income (expense), net	3,112	47	3,065	*
Net loss	(14,866)	(6,583)	(8,283)	126
Change in unrealized gains and losses on available-for-sale securities	19	—	19	100
Comprehensive loss	$(14,847)	$(6,583)	$(8,264)	126%

______________

(1) Includes stock-based compensation expense as follows (in thousands):

* Not meaningful

	Three Months Ended September 30,
	2023	2022
Research and development	$656	$56
General and administrative	1,953	404
Total	$2,609	$460

Revenues. There was no revenue under collaboration agreements for the three months ended September 30, 2023, and $0.2 million in revenues for the three months ended September 30, 2022. The revenues for the three months ended September 30, 2022 include the recognition of revenue for the portion of upfront and clinical and regulatory milestone payments under our collaborations with Alfresa and Recordati that have been allocated to research and development services provided for during that period. We expect revenues to fluctuate in future periods based on our ability to meet various regulatory milestones, and contingent on successfully obtaining regulatory approval for neffy in the licensed regions, commercial milestones, royalties or transfer price earned from our partner’s net sales and the supply of commercial product as set forth in these agreements.

Research and Development Expenses. Research and development expenses were $3.0 million and $3.9 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $0.9 million was primarily due to a $1.7 million decrease in device component purchases and a $0.4 million decrease in consulting fees. These aggregated decreases were partially offset by a $0.6 million increase in stock-based compensation, a $0.3 million increase in product materials associated with neffy, and a $0.3 million increase in other operating expenses.

	Three Months Ended September 30,
	2023	2022
Clinical and regulatory	$1,513	$1,874
Manufacturing and non-clinical development	1,489	2,019
Total research and development expenses	$3,002	$3,893

General and Administrative Expenses. General and administrative expenses were $15.0 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $12.1 million was primarily due to a $6.0 million increase in pre-commercial launch activities related to neffy, a $1.6 million increase in payroll-related expenses, a $1.5 million increase in stock-based compensation, a $1.1 million increase in consulting fees, a $0.6 million increase in legal expenses, a $0.5 million increase in general overhead, a $0.4 million increase in insurance costs, a $0.3 million increase in recruiting fees, and a $0.6 million increase in other operating expenses. These aggregated increases were partially offset by a $0.3 million decrease in investor relations costs and a $0.3 million decrease in professional fees for accounting, auditing and tax.

Other Income (Expense), Net. Other income was $3.1 million and less than $0.1 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $3.1 million was primarily due to a $1.6 million increase in net amortization and accretion associated with our short-term investments and a $1.4 million increase in interest income from our cash, cash equivalents, and short-term investments.

Comparison of the Nine Months Ended September 30, 2023 and 2022:

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Nine Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Revenue under collaboration agreements	$30	$1,316	$(1,286)	(98%)
Operating expenses:
Research and development(1)	16,862	13,666	3,196	23
General and administrative(1)	40,462	7,723	32,739	424
Total operating expenses	57,324	21,389	35,935	168
Loss from operations	(57,294)	(20,073)	(37,221)	185
Other income (expense), net	10,097	(180)	10,277	*
Net loss	(47,197)	(20,253)	(26,944)	133
Change in unrealized gains and losses on available-for-sale securities	(568)	—	(568)	(100)
Comprehensive loss	$(47,765)	$(20,253)	$(27,512)	136%

______________

(1) Includes stock-based compensation expense as follows (in thousands):

* Not meaningful

	Nine Months Ended September 30,
	2023	2022
Research and development	$1,916	$165
General and administrative	5,041	915
Total	$6,957	$1,080

Revenues. Revenues under collaboration agreements were less than $0.1 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively. The revenues for the nine months ended September 30, 2023 and 2022 include the recognition of revenue for the portion of upfront and clinical and regulatory milestone payments under our collaborations with Alfresa that have been allocated to research and development services provided for during these periods. The revenues for the nine months ended September 30, 2022, also included similar revenues under our collaboration with Recordati. We expect revenues to fluctuate in future periods based on our ability to meet various regulatory milestones, and contingent on successfully obtaining regulatory approval for neffy in the licensed regions, commercial milestones, royalties or transfer price earned from our partner’s net sales and the supply of commercial product as set forth in these agreements.

Research and Development Expenses. Research and development expenses were $16.9 million and $13.7 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $3.2 million was primarily due to a $3.1 million increase in product materials associated with neffy, a $1.8 million increase in stock-based compensation, a $0.9 million increase in development expenses, a $1.0 million increase in payroll-related expenses, a $0.9 million increase in consulting fees, and a $0.7 million increase in other operating expenses. These aggregated increases were partially offset by a $3.6 million decrease in device component purchases, a $1.2 million decrease in clinical trial costs associated with neffy, and a $0.4 million decrease in stability study costs.

	Nine Months Ended September 30,
	2023	2022
Clinical and regulatory	$6,721	$6,134
Manufacturing and non-clinical development	10,141	7,532
Total research and development expenses	$16,862	$13,666

General and Administrative Expenses. General and administrative expenses were $40.5 million and $7.7 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $32.7 million was primarily due to a $14.9 million increase in pre-commercial launch activities related to neffy, a $5.7 million increase in payroll-related expenses, a $4.1 million increase in stock-based compensation, a $2.5 million increase in consulting fees, a $1.5 million increase in legal expenses, a $1.3 million increase in insurance costs, a $0.7 million increase in general overhead, $0.6 million increase in recruiting fees, a $0.5 million increase in conference expenses, and a $0.9 million increase in other operating expenses.

Other Income (Expense), Net. Other income, net was $10.1 million for the nine months ended September 30, 2023 and other expense, net was $0.2 million for the nine months ended September 30, 2022. The difference of $10.3 million was primarily due to a $5.9 million increase in net amortization and accretion associated with our short-term investments, a $4.1 million increase in interest income from our cash, cash equivalents, and short-term investments, a $0.4 million decrease in interest expense, and $0.3 million from the sale of in-process research and development obtained in the Merger.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have not generated any revenue from any product sale and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates until the second half of 2024 or after, if at all. We have funded our operations to date primarily with proceeds from the Merger, the sale of preferred and common stock, revenue earned under collaboration, licensing, supply and distribution agreements and bank debt. From inception to September 30, 2023, we have raised $262.3 million in cash, cash equivalents and short-term investments, net of transaction costs, from the Merger, net proceeds of $76.3 million from the issuance of convertible preferred and common stock, $27.8 million from our collaboration, licensing, supply and distribution arrangements, and $10.0 million from bank debt. As of September 30, 2023, we had cash, cash equivalents, and short-term investments of $241.9 million.

Cash flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash and cash equivalents used in operating activities	$(41,861)	$(19,581)
Net cash and cash equivalents used in investing activities	(113,219)	(73)
Net cash and cash equivalents provided by (used in) financing activities	5,094	(3,087)
Net decrease in cash and cash equivalents	$(149,986)	$(22,741)

Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $41.9 million. This consisted primarily of a net loss of $47.2 million, a decrease in our operating assets and liabilities of $3.4 million, and non-cash charges of $1.9 million. The decrease in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities of $6.1 million and a decrease in prepaid and other assets of $0.5 million, partially offset by a decrease in contract liability of $3.1 million. The non-cash charges consisted of non-cash stock-based compensation of $7.0 million, partially offset by $5.1 million in net amortization and accretion of short-term investments.

During the nine months ended September 30, 2022, net cash used in operating activities was $19.6 million. This consisted primarily of a net loss of $20.3 million, an increase in our operating assets and liabilities of $0.6 million, and non-cash charges of $1.2 million. The increase in our operating assets and liabilities was primarily due to a decrease in contract liability of $1.3 million and an increase in other receivables of $0.3 million, partially offset by an increase in accounts payable and accrued liabilities of $1.1 million. The non-cash charges consisted primarily of non-cash stock-based compensation of $1.1 million.

Investing Activities

During the nine months ended September 30, 2023, the cash and cash equivalents used in investing activities was $113.2 million. This consisted primarily of purchases of short-term investments of $238.0 million, maturities of short-term investments of $125.0 million, and purchases of property and equipment of $0.3 million. During the nine months ended September 30, 2022, the cash and cash equivalents used in investing activities consisted of $0.1 million in purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2023, the cash and cash equivalents provided by financing activities was $5.1 million, which consisted of proceeds from stock option exercises and the employee stock purchase plan. During the nine months ended September 30, 2022, the cash and cash equivalents used in financing activities was $3.1 million. This consisted primarily of $2.7 million in payments on notes outstanding, $0.6 million in cash paid for transaction costs, partially offset by $0.3 million in proceeds from stock option exercises.

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

During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 23, 2023 and Note 2 - Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Capital

We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future.*

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Our only product candidate, neffy, is in the clinical stage of development. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on Our stockholders’ equity and working capital. Our net loss was $34.7 million for the year ended December 31, 2022 and $47.2 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $124.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals and prepare for commercialization for our product candidate, neffy, an investigational, new formulation of epinephrine, for the emergency treatment of Type I allergic reactions and potential additional indications.

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

Risks Related to the Development of neffy or Any Future Product Candidates

We have never commercialized a product and may experience delays or unexpected costs or difficulties in obtaining regulatory approval for neffy for its initial indication or potential additional indications.*

We have never obtained regulatory approval for, or commercialized, a pharmaceutical product. It is possible that the FDA and the EMA may refuse to accept any or all of our submitted or planned NDAs and MAAs for substantive review or may conclude after review of our data that an application is insufficient to obtain regulatory approval for neffy or any future product candidates. As we announced on September 19, 2023, the FDA issued a Complete Response Letter, or CRL, for our NDA for neffy for the treatment of allergic reactions (Type I) including anaphylaxis for adults and children ≥ 30 kg. In the CRL, the FDA requested completion of a pharmacokinetic/pharmacodynamic study assessing repeat dosing of neffy compared to repeat doses of an epinephrine injection product under allergen-induced allergic rhinitis condition in order to support approval. We are considering the submission of a formal dispute resolution request to appeal the CRL, but there can be no assurance that our appeal will be successful. If our appeal is not successful, we will need to resubmit our NDA which will delay the timeline for the potential commercialization of neffy should our NDA be approved. In October 2023, we held a Type A meeting with the FDA to discuss the CRL, during which the FDA reiterated that no other information is required beyond the contents of the CRL and that the resubmission of our NDA will be classified as Class 2, with an action expected within six months of receipt date. There can be no assurances that the FDA will not late require other information that was not contemplated by the CRL, including follow up requests based on the information provided in response to the CRL. Additionally, there can be no assurances that our resubmission will be classified as Class 2 and that an action will occur within six months of the receipt date. If we resubmit our NDA, further material delays in the approval of our resubmitted NDA or the issuance by the FDA of another Complete Response Letter, would likely cause a material adverse effect to our business. Additionally, the EMA required us to submit our preclinical animal anaphylaxis study results during the review process of our prior 1.0 mg dose of neffy MAA submission. If the FDA and the EMA do not initially approve any of our submitted or planned NDAs or MAAs, such regulatory authorities may require that we conduct additional clinical, nonclinical or manufacturing validation studies before they will reconsider future applications. Such additional clinical, nonclinical or manufacturing validation studies may impact our cash runway and require us to raise additional capital. Depending on the extent of these or any other required studies, approval of any NDA, MAA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing neffy for any indication or any other product candidate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve any NDA, MAA or other application that we submit. For example, the FDA has indicated that the ongoing pediatric clinical trial, EPI-10, would be sufficient to support a submission of our NDA for pediatric approval of a 2.0 mg dose of neffy for children weighing more than 30 kg, and to support a separate submission for pediatric approval of a 1mg dose of neffy for children weighing between 15 and 30 kg; however, the FDA has not reviewed our complete clinical data, to date, and therefore there is no guarantee that the FDA will determine that any future NDA is sufficient for issuing a marketing approval of neffy for the emergency treatment of Type I allergic reactions in children. If any of these outcomes occur, we may be forced to abandon the development of neffy or any future product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for applications in other foreign jurisdictions. In addition, difficulties in obtaining approval of neffy for the emergency treatment of Type I allergic reactions, could adversely affect our efforts to seek approval from regulatory authorities for neffy for use in other potential indications.

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

The regulatory approval processes of the FDA, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for neffy or any future product candidates, our business will be substantially harmed.*

We, and any current and future licensing and collaboration partners, are not permitted to commercialize, market, promote or sell any product candidate in the United States or the EU without obtaining regulatory approval from the FDA or the EMA, respectively. Regulatory authorities in other jurisdictions may have similar requirements. The time required to obtain approval by the FDA, the EMA and other comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, other than the NDA for neffy that we submitted to the FDA in the third quarter of 2022 and our MAA for neffy that was filed and validated for review by the EMA in the fourth quarter of 2022, we have not submitted any product approval submissions for neffy or any other product candidate to the FDA, EMA or other comparable foreign regulatory authorities for neffy and there can be no assurance that we will receive such approval from such regulatory authorities after submitting any product approval application. The FDA issued a Complete Response Letter to our NDA on September 19, 2023 and there can be no assurance that following our resubmission of our NDA for neffy that we will not receive another Complete Response Letter rather than approval.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of neffy or any future product candidates is susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate safety or efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA, the EMA or any other comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. For example, the repeat-dose pk/pd trial requested in the FDA’s CRL, if conducted, may not yield results that are expected or consistent with the prior product profile of neffy, which may have the effect of further delaying or preventing our approval pathway. Additionally, our expenses could increase if it is required by the FDA, the EMA or any other comparable foreign regulatory authority to perform clinical trials or studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of neffy for additional indications. It is possible that even if neffy or any future product candidate has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of neffy or any future product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by neffy or any future product candidate, or mistakenly believe that neffy or any future product candidates are toxic or not well-tolerated when that is not in fact the case. neffy and any future product candidates could fail to receive regulatory approval for many reasons, including the following:

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

If the FDA does not conclude that neffy or any future product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for such product candidates under Section 505(b)(2) are not as we expect, the approval pathway for those product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.*

While we believe that we will have the necessary supporting data to submit a marketing application under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“Section 505(b)(2)”) regulatory pathway to the FDA for neffy for the emergency treatment of Type I allergic reactions upon completion of our ongoing pediatric study, EPI-10, for children between 15 and 30 kg in weight, there can be no assurance that the FDA will agree that the Section 505(b)(2) pathway is appropriate or will approve any such application or any future application for additional indication or future product candidates.

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

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2), certain pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may change its Section 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to certain requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months or longer depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. For example, on June 12, 2023, Viatris submitted a Citizen Petition requesting that the FDA require additional pk/pd data before making a determination of whether our NDA meets the requirements for approval. The FDA has not responded to the Viatris Citizen Petition. If successful, such petitions can significantly delay, or even prevent, the approval of a new product. Even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. Finally, a competitor might receive FDA approval before neffy and obtain non-patent market exclusivity, which could delay approval of neffy.

We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of neffy or any future product candidates.*

To obtain the requisite regulatory approvals to market and commercialize neffy and any future product candidates, we must demonstrate through extensive nonclinical studies and clinical trials that such product candidates are safe and effective for their intended use in humans. Nonclinical and clinical testing are expensive and can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful.

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

Negative or inconclusive impressions of the results from our earlier clinical trials of neffy for the emergency treatment of Type I allergic reactions or any other clinical trial or nonclinical studies in animals that we have conducted, could mandate repeated or additional nonclinical studies or clinical trials and could delay marketing approvals or result in changes to or delays in nonclinical studies or clinical trials of neffy for other indications. While data from our studies of neffy demonstrated nasally delivered epinephrine reached blood levels comparable to those of already approved epinephrine injectable products, we do not know whether any future clinical trials or studies that we may conduct will demonstrate adequate efficacy and safety necessary to result in obtaining regulatory approval to market neffy for its initial indication or potential additional indications, or any future product candidate. If later stage clinical trials, including our ongoing pediatric clinical study, EPI-10, and the pharmacokinetic/pharmacodynamic study we plan to conduct to assess repeat dosing of neffy compared to repeat doses of an epinephrine injection product under allergen-induced allergic rhinitis condition, do not produce favorable results that meet regulatory authority criteria, our ability to obtain regulatory approval for neffy for the emergency treatment of Type I allergic reactions or potential additional indications, or any future product candidate, may be adversely impacted.

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

Competitive products may reduce or eliminate the commercial opportunity for neffy for its current or future indications. If our competitors develop technologies or product candidates more rapidly than us, or their technologies or product candidates are more effective or safer than ours, our ability to develop and successfully commercialize neffy may be adversely affected.*

The clinical and commercial landscape for the emergency treatment of Type I allergic reactions is highly competitive and subject to significant technological change. We face competition with respect to our current indications for neffy and will face competition with respect to any future indications of neffy or other product candidates that we may seek to develop or commercialize in the future from large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. If approved, we anticipate that neffy will compete primarily against epinephrine intra-muscular injectable products, for the emergency treatment of Type I allergic reactions including EpiPen® and its generics, which is marketed by Viatris, Inc. and Teva Pharmaceuticals, Inc.; Adrenaclick®, which is marketed by Amneal Pharmaceuticals, Inc.; Auvi-Q®, which is marketed by Kaleo, Inc.; and Symjepi®, which is marketed by Sandoz, Inc., a Novartis division. Several other companies are also clinically developing larger dose intranasal epinephrine product candidates that may compete with neffy, including Bryn Pharma, Nasus Pharma and Hikma Pharmaceuticals, Inc. (previously INSYS Therapeutics, Inc.), Amphastar Pharmaceuticals and Orexo are each developing an intranasal candidate with an undisclosed dose, and Aquestive Therapeutics is developing a sublingual candidate based on a prodrug of epinephrine. If neffy is approved for other indications, it would also compete with a range of other therapeutic treatments that are well established such as antihistamines or in development.

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

Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Humans Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs as implemented. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

The successful commercialization of neffy or any future product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.*

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as neffy or any future product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Accordingly, we will need to successfully implement a coverage and reimbursement strategy for any approved product candidate. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for neffy or any future product candidate that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information (collectively, “sensitive data”).

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

Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) and Australia’s Privacy Act, impose strict requirements for processing personal data.

For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Furthermore, we also conduct clinical trials in Asia and have operations in Japan and may be subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.*

In the ordinary course of our business, we and the third parties upon which we rely process sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated critical or high risk vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

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

We only have a limited number of employees to manage and operate our business.*

As of October 31, 2023, we had 24 full-time employees and 3 part-time employees. Our focus on the development of neffy requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that it will be able to hire and/or retain adequate staffing levels to develop neffy or to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

The net proceeds from the IPO are held in cash and cash equivalents, primarily in treasury money market accounts, and investments, primarily in U.S. Treasury securities. Through September 30, 2023, approximately $143.3 million of the net proceeds from the IPO have been used, of which, (i) an estimated $51.7 million was used toward development of Silverback’s product candidates, (ii) $0.8 million was used to repay outstanding indebtedness, (iii) $16.0 million was used for transaction costs related to the Merger, including $7.0 million in severance and change in control benefit payments made to Silverback’s former officers, (iv) an estimated $34.8 million was used for the development and pre-commercial launch activities related to neffy, and (v) an estimated $39.9 million was used for working capital and general corporate purposes.

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

ARS PHARMACEUTICALS, INC.

Date: November 9, 2023	By:	/s/ Richard Lowenthal
Richard Lowenthal, M.S., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Kathleen D. Scott
Kathleen D. Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)