Form 10-K
period 2023-12-31
ARS Pharmaceuticals, Inc.
filed 2024-03-21
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of March 18, 2024 there were 96,501,554 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $381.8 million as of June 30, 2023 (the last trading day of the registrant’s most recently completed second quarter) based on the closing price of $6.70 as reported on the Nasdaq Global Market on such date. Shares of the registrant’s common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than April 29, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•

our plans to complete a pharmacokinetic (“PK”)/pharmacodynamic (“PD”) study assessing repeat doses of neffy compared to repeat doses of an epinephrine injection product under allergen-induced rhinitis conditions to support approval of our New Drug Application (“NDA”) resubmission for neffy with the U.S. Food and Drug Administration (“FDA”) for the treatment of allergic reactions (Type I), including anaphylaxis for adults and children ≥30 kg;

•

our expectations regarding the timing for resubmitting an NDA for neffy with the FDA for the treatment of allergic reactions (Type I), including anaphylaxis for adults and children ≥30 kg, the FDA’s review of our NDA for neffy, including the classification of our NDA submission as Class 2 and the anticipated Prescription Drug User Fee Act (“PDUFA”) target action date;

•	our belief that additional testing for nitrosamine impurities based on new draft guidance issued after our NDA submission will not be a rate-limiting step for the resubmission to the FDA;

•	our plans to submit a supplemental NDA to the FDA and a post approval variation to the European Medicines Agency (“EMA”) for 1.0 mg neffy and the timing thereof;

•	our plans to submit regulatory filings for neffy in Japan and China in collaboration with our partners and the timing thereof;

•	the expected timing for regulatory review decisions for neffy;

•	the timing of the commercial launch of neffy, if approved;

•	the commercial potential of and commercialization strategy for neffy;

•	the size of the markets for neffy and any other product candidates, the projected growth thereof, and our ability to capture and grow those markets;

•	the rate and degree of market acceptance of neffy and any other product candidates;

•	our expected competitive position;

•	our expectations regarding our ability to achieve gross profit margins similar to small molecule drugs;

•	our potential to become the standard in treatment and transform the treatment of allergic reactions;

•	the likelihood of neffy attaining favorable coverage;

•	the expected intellectual property protection for neffy;

•	legislative and regulatory developments in the United States and foreign countries;

•	estimates regarding anticipated operating losses, capital requirements and needs for additional funds;

•	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection for neffy or any future product candidate;

•	our expected use of the remaining net proceeds from the Silverback Therapeutics, Inc. initial public offering; and

•	statements of belief and any statement of assumptions underlying any of the foregoing.

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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part I, Item 1A, “Risk Factors” in this Annual Report. Some of the material risks associated with our business include the following:

•	We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future.

•	We have never generated revenue from product sales and may never be profitable.

•

We have a limited operating history and only one current product candidate, neffy, which is in the clinical stage of development and has no commercial sales, which may make it difficult to evaluate the prospects for our future viability.

•	We may need additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development activities or commercialization efforts.

•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidate.

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

•	Our commercial success depends on our ability to obtain and maintain sufficient intellectual property protection for neffy or any of our future product candidates and other proprietary technologies.

•	Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

Item 1. Business.

As used in this Annual Report, unless the context indicates or otherwise requires, “ARS,” “ARS Pharma,” the “company,” “we,” “us,” “our,” and other similar terms refer to ARS Pharmaceuticals, Inc., a Delaware corporation and its consolidated subsidiaries.

neffy is a trademark of ours that we use in this Annual Report. This Annual Report also includes trademarks, trade names, and service marks that are the property of other organizations. Solely for convenience, our trademarks and trade names referred to in this Annual Report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to our trademark and trade names. The use or display of other companies’ trade names or trademarks do not suggest or imply a relationship or affiliation with, or endorsement or sponsorship of us by, any other companies.

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

There are approximately 40 million people in the United States who experience Type I allergic reactions. Of this group, approximately 20 million people have been diagnosed and experienced severe Type I allergic reactions that may lead to anaphylaxis, but only 3.2 million currently have an active epinephrine autoinjector prescription, and of those, only half consistently carry their prescribed autoinjector. Even if patients or caregivers carry an autoinjector, more than half either delay or do not administer the device when needed in an emergency. In aggregate, we estimate that 90% of patients prescribed an epinephrine device are not achieving an optimal treatment outcome today.

We believe neffy’s “no needle, no injection” delivery that eliminates needle-related apprehension and injury concerns, with its small pocket size, ease of use, and high reliability would, if approved, increase prescriptions for epinephrine and make it more likely for patients and caregivers to administer epinephrine sooner, achieve more rapid symptom relief and prevent the allergic reaction from progressing to a level of severity that could lead to hospitalization or even death. Data from our studies of neffy in more than 700 subjects demonstrated nasally delivered epinephrine reached blood levels comparable to those of already approved epinephrine injectable products. Following the acceptance of our NDA in October 2022 for review by the FDA, on May 11, 2023, the FDA held a virtual meeting of its Pulmonary-Allergy Drugs Advisory Committee (“PADAC”). At that meeting, on the question of whether the data from our neffy PK/PD results support a favorable benefit-risk assessment in adults for the emergency treatment of Type I allergic reactions including anaphylaxis, the PADAC voted 16 (yes) and 6 (no). On the question of whether the neffy PK/PD results support a favorable benefit-risk assessment in children ≥30 kg for the emergency treatment of Type I allergic reactions including anaphylaxis, the PADAC voted 17 (yes) and 5 (no).

On September 19, 2023, the FDA issued a CRL for our NDA requesting completion of a PK/PD study assessing repeat doses of neffy compared to repeat doses of an epinephrine injection product under allergen-induced allergic rhinitis. This request came after the favorable benefit-risk assessment of the PADAC to approve neffy without need for additional studies. We reported topline data in February 2024 from this additional repeat dose study requested by the FDA, and plan to submit our response to the FDA’s CRL early in the second quarter of 2024, with an anticipated PDUFA target action date in the middle of the second half of 2024. If our NDA is approved, we believe neffy will be the first “no needle, no injection” marketed epinephrine product for the emergency treatment of Type I allergic reactions. However, the timing for regulatory approvals is outside of our control and may be delayed and is uncertain.

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

These limitations include:

•	lack ease of portability with only 50% of patients filling prescriptions carrying the device;

•	reluctance to use the device with approximately 25% to 60% of patients carrying the device refusing to administer;

•	apprehension stemming from the use of a needle that leads to approximately 40% to 60% of patients delaying administration by up to 18 minutes even if they are carrying the device;

•	a high rate of dosing errors, with meta-analyses reporting 23% of patients still failing to dose correctly even after training; and

•

safety concerns including lacerations, caregiver self-injection and frequent potentially cardiotoxic blood vessel injections, which occurred in approximately 14% of EpiPen subjects in our patient self-administration studies.

As a result, many of the approximately 40 million patients at risk of severe Type I allergic reactions do not receive or fill prescriptions for intra-muscular injectables. Of 3.2 million patients that do fill their prescriptions, approximately half do not carry the intra-muscular injectable products with them on a regular basis, while many of the other half delay or hesitate treatment during a severe Type I allergic reaction. This may contribute to treatment postponement, prolonging troublesome symptoms, reducing quality of life and increasing the risk of complications or even death. In addition to the 3.2 million patients who currently fill their prescriptions for an epinephrine injectable device, we estimate that approximately 3.3 million patients received a prescription, but either did not fill or renew it. We believe the advantages of neffy will be attractive to this group and lead to an increase in the number of patients filling their prescription as further described below. These patients are additive to the 3.2 million patients that do fill a prescription per year.

Notwithstanding their widespread lack of use, we estimate that net sales of intra-muscular injectable products approved for outpatient use in the United States was approximately $1 billion in 2023 among the approximately 3.2 million patients who filled a prescription.

Our Approach

neffy is an investigational drug currently in clinical trials for the emergency treatment of allergic reactions (type I) including anaphylaxis. neffy is not approved by the FDA, EMA or other health authorities.

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

•	Comparable PK and PD to injection products. In our clinical trials, we observed that neffy has comparable PK and PD compared to marketed epinephrine injectables.

•

Needle-free, easy-to-use, pocket-sized and highly reliable nasal spray. neffy is easier to carry than approved intra-muscular injectables because it is pocket-sized, increasing the likelihood that the device is available for use in an emergency. Our registrational self-administration study (EPI-17) with 2.0 mg neffy demonstrated that adult patients had zero critical dosing errors, and 100% of untrained adults and untrained children were able to successfully self-administer neffy in our human factors validation study using the intended commercial instructions for use and quick reference guide. Dosing neffy also cannot be obstructed by common anaphylaxis co-morbidities such as vomiting or angioedema of the lips, face, mouth or tongue. No inhalation or breathing is needed during administration of neffy.

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

•

Low potent dose of epinephrine. Delivery of higher exposures of epinephrine increases the risk of overexposure and potential adverse events including gastrointestinal (GI) symptoms due to swallowing of the excess epinephrine that is not absorbed. neffy has high bioavailability matching the approved doses of injection at a low dose of 2.0 or 1.0 mg intranasally. Even in the unlikely situation where epinephrine would be 100% bioavailable after administration of neffy, the resulting exposure is expected to be tolerable. Due to its low dose of epinephrine and high bioavailability, neffy has minimal to no GI symptoms. GI symptoms such as vomiting occur in approximately 20% of anaphylaxis events and the presence of such GI events due to administration of higher dose epinephrine products could confound the evaluation of anaphylaxis treatment response and monitoring.

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

•

Well positioned for regulatory submissions, and if approved, advance to commercialization. Our response to the FDA’s CRL is planned to be submitted early in the second quarter of 2024 following completion of the PK/PD study requested by the FDA in its September 19, 2023 CRL. This study assessed repeat doses of neffy compared to repeat doses of epinephrine injection under allergen-induced allergic rhinitis conditions. In Europe, our Market Authorization Application (“MAA”) is under review and we anticipate a regulatory decision (CHMP Opinion) by mid-2024.

•

Potential for high demand and attractive product uptake conditions. We have conducted extensive market research with physicians, patients, parents and other caregivers that shows neffy has a clinical product profile that is highly desirable and addresses key unmet needs. We believe we can successfully commercialize neffy by targeting high-prescribing allergists, pediatricians and primary care physicians who we believe will prescribe neffy as it would be a very attractive treatment option within the patient community. In addition, our market research indicates that insurance plans (payors) perceive neffy as a differentiated product candidate, which we believe supports the potential for favorable market access for neffy at net prices comparable to, or at a premium to, the approved intra-muscular injectables. We currently own or exclusively license a robust global intellectual property portfolio including issued composition of matter and method patents relating to neffy that are not expected to expire until 2038 before consideration of any potential patent term adjustment.

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

Our company was founded by Richard Lowenthal, M.S., MSEL, Robert Bell, Ph.D. and Sarina Tanimoto, M.D., MBA. Pratik Shah, Ph.D. was our first external investor.

Mr. Lowenthal, our Co-Founder, President, Chief Executive Officer, and one of our directors, has more than 25 years of biotechnology and pharmaceutical development experience including leading the regulatory approvals of VALTOCO (diazepam nasal spray) and NARCAN (naloxone nasal spray). Dr. Bell, our Co-Founder and Chief Scientific Officer, has more than 25 years of product development experience including leading R&D at Barr Laboratories, Somerset Pharmaceuticals and UDL Laboratories. Dr. Tanimoto, our Co-Founder and Chief Medical Officer, has more than 20 years of pharmaceutical experience in clinical drug development including supporting the approval of multiple nasal spray products such as VALTOCO and NARCAN. Dr. Shah, our Chairman, has more than 30 years of experience founding and leading biopharmaceutical companies and healthcare investment decisions including his role as Chairman and Chief Executive Officer of Design Therapeutics, former Chairman of Synthorx (now part of Sanofi) and former Chief Executive Officer of Auspex Pharmaceuticals (now part of Teva Pharmaceuticals).

Our commercial team is led by Eric Karas, Chief Commercial Officer, who has more than 25 years of sales, marketing, market access and strategic planning experience across multiple specialty products, including leading commercial initiatives for NARCAN nasal spray at Emergent BioSolutions and Adapt Pharmaceutical (now part of Emergent BioSolutions).

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

Following the acceptance of our NDA in October 2022 for review by the FDA, on May 11, 2023, the FDA held a virtual meeting of the PADAC. At that meeting, on the question of whether the data from our neffy PK/PD results support a favorable benefit-risk assessment in adults for the emergency treatment of Type I allergic reactions including anaphylaxis, the PADAC voted 16 (yes) and 6 (no). On the question of whether the neffy PK/PD results support a favorable benefit-risk assessment in children ≥30 kg for the emergency treatment of Type I allergic reactions including anaphylaxis, the PADAC voted 17 (yes) and 5 (no).

On September 19, 2023, the FDA issued a CRL for our NDA requesting completion of a PK/PD study assessing repeat doses of neffy compared to repeat doses of an epinephrine injection product under allergen-induced allergic rhinitis. This request came after the favorable benefit-risk assessment of the PADAC to approve neffy without need for additional studies. We reported topline results in February 2024 from this additional repeat dose study requested by the FDA, and anticipate submitting our response to the FDA CRL early in the second quarter of 2024, with an anticipated PDUFA target action date in the middle of the second half of 2024. In the EU, our MAA for the 2.0 mg neffy dose for subjects greater than 30 kg in weight was filed and validated for review by EMA in the fourth quarter of 2022, and we expect a decision (CHMP Opinion) by mid-2024. We have also entered into partnerships for the development and commercialization of neffy in regions outside of the U.S., including our partnerships with Alfresa Pharma in Japan and Pediatrix Therapeutics in China to develop and commercialize neffy in those countries. Our partners expect to submit regulatory filings equivalent to an NDA in China and Japan by year end 2024.

Furthermore, we also plan to pursue additional expansion in our pediatric labeling with neffy and have completed a single-arm PK study in subjects 4 to 18 years of age. The interim pediatric data including subjects greater than 30 kg in weight is included in our initial NDA. We plan to submit a supplemental NDA (“sNDA”) for the 1 mg neffy dose for children weighing 15 to 30 kilograms to the FDA following the potential FDA approval of the 2.0 mg neffy dose in the middle of the second half of 2024. We also plan to submit a post-approval variation to EMA for 1.0 mg neffy following the potential approval of our MAA for the 2.0 mg neffy dose.

In addition, we believe neffy may be able to target other conditions in addition to Type I allergic reactions, and we have identified additional indications for further examination and potential future development.

Our Strategy

Our strategy is focused on developing and commercializing neffy as a potentially first-in-class approved intranasal treatment for the approximately 20 million patients in the United States under the active care of physicians between 2020-2022 who have been diagnosed with severe Type I allergic reactions and are at risk of anaphylaxis, for patients in geographic regions outside of the United States and for patients in other allergy indications. Key elements of our strategy include:

•

Obtain FDA approval of neffy. On September 19, 2023, the FDA issued a CRL for our NDA requesting completion of a PK/PD study assessing repeat doses of neffy compared to repeat doses of an epinephrine injection product under allergen-induced allergic rhinitis. This request came after the favorable benefit-risk assessment of the PADAC on May 11, 2023 to approve neffy without need for additional studies. We reported topline data in February 2024 from this additional repeat dose study requested by the FDA, and anticipate submitting our response to the FDA’s CRL early in the second quarter of 2024, with an anticipated PDUFA target action date in the second half of 2024. If approved within our expected timeframe, neffy would be the first FDA-approved emergency treatment for Type I allergic reactions that is not an injection and that has no needle, which we believe would be an attractive treatment option for these patients. neffy has received Fast Track designation. However, the timing for regulatory approvals is outside ARS Pharma’s control, may be delayed and is uncertain.

•

Commercialize neffy in the United States. If neffy is approved by the FDA, we plan to initially commercialize it in the United States by deploying a combination of direct promotion, virtual sales consultants, and non-personal promotion intended to reach, at a minimum, the healthcare professionals that account for 40 to 45% of the current epinephrine prescriptions. Our promotion will target high-prescribing allergists, pediatricians and primary care physicians through both traditional and non-traditional professional channels. Through these efforts, combined with direct-to-consumer omnichannel strategies to drive awareness and patients asking for neffy, we believe we can quickly and efficiently reach a majority of the approximately 3.2 million patients in the United States who filled a prescription for an epinephrine intra-muscular injectable device in 2023. In addition, we believe that the potential for neffy to address the limitations of auto-injectors will allow us to expand the market opportunity for neffy over time to include the broader population of approximately 3.3 million patients who have received a prescription, but either refused or discontinued treatment, as well as the approximately 13.5 million patients who are diagnosed and under the care of physicians, but have not been prescribed an epinephrine intra-muscular injectable over the last three-years.

•

Commercialize neffy outside of the United States with our partners. We believe that there is significant commercial potential for neffy in markets outside of the United States. In Europe, our MAA is under review, and we anticipate a decision (CHMP Opinion) by mid-2024. We intend to submit regulatory filings by year end 2024 equivalent to an NDA in Japan and China in collaboration with Alfresa Pharma and Pediatrix Therapeutics, respectively, to whom we have granted exclusive licenses in those regions for the development and commercialization of neffy.

•

Conduct additional studies of neffy to address additional Type I allergic reactions. There remains a significant unmet need for treatments for allergies that can produce Type I reactions. We are conducting clinical studies to support the expansion of labeling for neffy to outpatient epinephrine use in other Type I allergy conditions such as urticaria for which epinephrine intra-muscular injectables are not approved. We reported positive topline results demonstrating statistically significant and clinically meaningful improvements in treatment-refractory chronic urticaria patients at the American Academy of Allergy and Immunology medical conference in February 2024, and anticipate initiating a Phase 2 clinical trial in the outpatient urticaria setting during 2024.

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

Table 1: Symptoms of Type I Allergic Reactions including Anaphylaxis

Body System	Common Symptoms of Type I Allergic Reactions
Respiratory	Chest tightness, wheezing, difficulty breathing ~50%+ frequency Upper airway or laryngeal Angioedema including swelling of throat ~20+% frequency

Cardiovascular	Hypotension, presyncope (feeling faint), loss of consciousness ~20% frequency

Dermatological	Urticaria (hives) and pruritus (itching) ~50%+ frequency Angioedema including swelling of lips, tongue and mouth ~ 50%+ frequency

Gastrointestinal	Abdominal pain and vomiting ~20% frequency

* Reprinted with permission from Dr. Pete Smith (Medical Media Kits) and Mary Johnson

Analysis of symptom frequency during anaphylaxis in the United States (n = 4,805 events)

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

EpiPen epinephrine autoinjector was first approved by the FDA for the emergency treatment of Type I hypersensitivity reactions, including anaphylaxis, in December 1987. Other FDA-approved epinephrine intra-muscular injection products include Twinject® approved in May 2003, Adrenaclick® approved in November 2009, and Auvi-Q® approved in August 2012. In June 2017, the FDA approved Symjepi™ epinephrine injection, which is a pre-filled syringe for the same indication. These injection devices were approved by the FDA without PK data based on an assumption that injections and devices were all effectively the same as the reference listed drug of intra-muscular injection with a needle and syringe. Intra-muscular injection with a needle and syringe is considered the gold standard, and is almost exclusively used in non-community use clinical settings. Although there are no known differences in efficacy or time to observed effect in clinical practice between these devices, current data indicates that different devices deliver an intra-muscular dose of epinephrine with a range of PKs. A single dose with either an intra-muscular injection with needle and syringe or an auto-injector device results in resolution of allergic reaction for approximately 90% of cases within 5 to 15 minutes.

Epinephrine works due to its agonistic effects on the body’s adrenergic receptors (alpha and beta receptors). By activating alpha-1 receptors, epinephrine prevents and relieves airway edema, hypotension and shock. By activating beta-1 receptors, epinephrine increases the rate and force of cardiac contractions. Lastly, epinephrine’s effect on beta-2 receptors leads to bronchodilation and decreased allergy causing mediator release by mast cells. Alpha-1 receptors responsible for systolic blood pressure increases are the least sensitive to epinephrine, followed by beta-1 receptors that are responsible for heart rate increases, while beta-2 receptors responsible for stopping mast cell degranulation and the allergic reactions are the most sensitive to epinephrine.

Prompt Treatment with Epinephrine is Critical

ANTIGEN EXPOSURE

PATIENT EXPERIENCES SYMPTOM → DISEASE PROGRESSION

Patients / Caregivers wait up to ~ 18 minutes to dose epinephrine

Consequence of Delayed Treatment	Risk Factor
Abnormal vitals (HR, SBP, Respiration)[1]	$p<0.001$
Repeat Epinephrine Doses[2]	OR = 5.0
Hospitalization (500,000 ER visits / yr)[3]	HR = 4.0
Biphasic anaphylaxis[4]	OR = 3.4
Fatality[5]	

References: 1. Andrew E, et al. *Prehosp Emerg Care*. 2018. **2.** Hochstadter E, et al. *J Allergy Clin Immunol*. 2016. **3.** Fleming JT, et al. *J Allergy Clin Immunol Pract. 2015.* **4.** Liu X, et al. *J Allergy Clin Immunol Pract*. 2020. **5.** Turner PJ, et al. *J Allergy Clin Immunol*. 2017.

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

In the United States, dosing recommendations for epinephrine use by intra-muscular injection are from 0.1 mg to 0.5 mg depending on weight with repeat dosing administered as needed to control a severe allergic reaction. 0.1 mg, 0.15 mg and 0.3 mg are the approved doses for the epinephrine auto-injectors. Approximately 77% of epinephrine auto-injectors prescribed in the United States in 2023 for outpatient use are the 0.3 mg dose level for persons greater than 30 kg in weight, approximately 22% contain doses of 0.15 mg for persons between 15 to 30 kg and 1% contain 0.1 mg doses for persons less than 15 kg. A low dose of epinephrine is important for safety as overexposure to epinephrine can lead to adverse events.

Limitations of Existing Epinephrine Products

Epinephrine intra-muscular injectables have been proven to be highly effective if they are administered timely and effectively, and work as intended, but the limitations of these products include painful application, inconvenient size and a complicated mechanism of administration. These limitations discourage patients and caregivers from carrying these devices and administering epinephrine in a timely manner. Both patient adoption and use of intra-muscular injection devices has been limited among eligible patients with severe Type I allergic reactions at risk of anaphylaxis. Of the approximately 20 million people in the United States under the active care of physicians between 2020-2022 who have been diagnosed with Type I severe allergic reactions, only 3.2 million had an active and filled epinephrine autoinjector prescription in 2022.

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

Clinical Development of neffy

neffy is designed to provide injection-like absorption of epinephrine at a 2.0 or 1.0 mg dose comparable to 0.3 mg or 0.15 mg injection, in a small, easy-to-carry, easy-to-use, rapidly administered and reliable nasal spray. Based on our development work to date, we believe neffy’s “no needle, no injection” clinical profile supports differentiation over intra-muscular injections for the emergency treatment of Type I allergic reactions, including anaphylaxis.

We submitted our NDA to the FDA in the third quarter of 2022 based on a rigorous clinical development program agreed upon with the FDA. The FDA reference listed drug is intra-muscular needle-in-syringe injection products but there are several approved epinephrine injection products, including auto-injectors such as EpiPen, that establish a range of exposures that have indistinguishable efficacy, time to observed clinical effect and safety.

The FDA agreed that bracketing based on the primary parameters of Cmax, tmax and early partial AUCs from the range of PKs observed in listed epinephrine injection products was the best approach to ensure efficacy and safety, while bracketing by AUC0-t was considered an important parameter to ensure safety. PD measures of epinephrine activity such as systolic blood pressure and pulse rate were agreed to be supportive, and to be not meaningfully lower than injection. FDA also agreed that successfully demonstrating that neffy met these criteria in three primary studies described below would be sufficient to serve as a basis for our registration program for adults. Furthermore, FDA also agreed that a single study in pediatric subjects also described below would be sufficient to support our pediatric labeling. For our registrational program, EpiPen was agreed to be used as the upper bracket for exposures to ensure safety, while IM was agreed to be used as the lower bracket for exposures to ensure efficacy.

We have completed three registrational clinical trials in adults using our 2.0 neffy dose for which we submitted our NDA to the FDA in the third quarter of 2022. The adult registrational program using the 2.0 mg neffy was intended to generate bioavailability, PDs and safety data in three primary studies: (i) during single and repeat dosing in healthy subjects (EPI-15), (ii) during self-administration by subjects with severe Type I allergies (EPI-17), and (iii) during rhinitis induced by a nasal challenge with an allergen (EPI-16). EPI-15 was conducted in the United States on behalf of ARS Pharma by WCCT Global, Inc., a third-party contract research organization, and selected for 59 healthy male or female volunteers between the ages of 18 to 55 years. EPI-16 was conducted in the United States on behalf of ARS Pharma by Altasciences Clinical Los Angeles, Inc., a third-party contract research organization, and selected 36 male or female volunteers between the ages of 18 to 55 years with a positive history of seasonal allergic rhinitis related to tree or grass allergens as demonstrated by skin prick test and nasal allergen challenge at screening. EPI-17 was conducted in the United States on behalf of ARS Pharma by Novum Pharmaceutical Research Services, a third party contract research organization, and selected 45 male or female volunteers between the ages of 18 to 55 years who had an ongoing history of Type I allergies. To support our proposed pediatric labeling, we have completed a single-arm PK study in subjects 4 to 18 years of age with either 1.0 mg or 2.0 mg of neffy depending on the subject’s weight (EPI-10). EPI-10 is being conducted in the United States by ARS Pharma and selected 42 male or female subjects between the ages of 4 and 18 years who have Type I allergies that required that the subject or caregiver been prescribed an epinephrine product. The interim results of this study from 57 subjects including 16 subjects dosed with 2.0 mg neffy were included in our initial NDA that was accepted for review by FDA in the fourth quarter of 2022.

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

2.0 mg neffy is intended to be the dose that is comparable to approved 0.3 mg epinephrine intra-muscular injection products for persons greater than 30 kg in weight, which represents approximately 80% of the prescriptions in the United States. 1.0 mg neffy is intended to be the dose for persons 15 to 30 kg in weight. Our NDA for the 2.0 mg dose of neffy for adults and children 30 kg and greater in weight was accepted for review by FDA in the fourth quarter of 2022.

In our clinical studies in both adults and children, 2.0 mg neffy gave comparable epinephrine exposures that were within the range of approved intra-muscular injection products (needle-in-syringe products and EpiPen) on key PK parameters (Cmax, tmax, early partial AUCs, AUC0-t). An integrated data analysis graph summarizing the key outcomes for registration for both single and repeat doses of neffy is shown below.

Single doses of 2.0 mg neffy compared to single doses of approved 0.3 mg injection products

Repeat doses of 2.0 mg neffy compared to repeat doses of approved 0.3 mg injection products

The hemodynamic response, measured by systolic blood pressure and heart rate, was observed even 1 minute after administration of neffy, and was comparable to some injection products including EpiPen, and was greater than 0.3 mg intra-muscular needle-with-syringe. These hemodynamic responses were within normal physiologic ranges that are typically experienced during exercise or climbing stairs. Across all the clinical trials, a total of more than 700 subjects have been exposed to neffy. All doses of neffy ranging from 0.5 mg to 2.0 mg single doses, as well as repeat doses up to 4 mg within 10 minutes, were well-tolerated by patients. There is no meaningful pain upon administration of neffy with average scores of 5 to 8 as assessed on a 100 mm visual analogue scale, across studies. There was no irritation observed based on formal scoring in all studies. There were no serious treatment-related adverse events, and adverse events reported have generally not resulted in side effects more severe than grade 1, and were comparable to injection products. Since neffy is given without a needle, there was also no needle-related injuries or accidental blood vessel injections.

In contrast, for patients self-administering devices, which involved 132 subjects dosed with EpiPen, approximately 14% of subjects dosed with EpiPen (auto-injector) experienced a potential blood vessel injection leading to a rapid bolus dose of epinephrine, which could lead to serious side effects including cardiovascular events and cerebral hemorrhage according to the FDA EpiPen label. No subjects dosed with neffy experienced a blood vessel injection since it is not possible via the nasal route of administration.

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
Comparable PKs to epinephrine

Cmax, tmax and AUCs were within the range of approved intra-muscular injection products with a low intranasal dose of 2.0 mg neffy (people >30 kg in weight) and 1.0 mg neffy

(people 15 – 30 kg weight).

Exposures with repeat doses of neffy were greater than IM to ensure efficacy, and comparable to EpiPen to ensure safety.

Low dose of epinephrine avoids side-effects that can be confused with anaphylaxis symptoms

Minimal to no gastrointestinal side effects with 1.0 or 2.0 mg neffy such as vomiting, diarrhea or abdominal pain that can occur if excess non-absorbed epinephrine is swallowed, confounding clinical monitoring since those same gastrointestinal side effects are symptoms of anaphylaxis during approximately 20% of events.

Robust PDs within a range comparable to injection products with no risk of accidental blood vessel injections

PD responses including systolic blood pressure and heart rate were within normal physiologic changes and comparable to auto-injector products, with maximum changes less than EpiPen.

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

Zero percent error rate in human factor validation studies with intended commercial instructions for use and quick reference guide, when used by untrained adults or untrained children.

Ability to dose neffy is not affected by any of the frequently observed anaphylaxis-related symptoms such as angioedema or swelling of the face, lips, tongue or larynx (~50% frequency), gastrointestinal symptoms such as vomiting or dysphagia (~20% frequency), or upper airway or breathing difficulty (~50% frequency).

Easy to carry	neffy is comparable in size to a wireless earbud case, and multiple neffy devices can fit in a patient or parent’s pocket to satisfy guideline recommendations.

High reliability	neffy’s sprayer device is designed to deliver the effective dose more than 99.999% of the time, with no recalls or warnings among the millions of the same nasal sprayer devices sold to date.

No breathing or inhalation required	neffy is designed to be absorbed passively through the nasal mucosa without any inhalation, sniffing or breathing required, with its particles too large to enter the lungs.

Injection-like absorption even with nasal congestion	neffy reaches exposures comparable to approved injectable products even after induction of moderate to severe nasal rhinitis and/or edema (e.g., nasal congestion)

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

Regulatory Review of neffy by the FDA

Following the acceptance of our NDA in October 2022 for review by the FDA, on May 11, 2023, the FDA held a virtual meeting of the PADAC. At that meeting, on the question of whether the data from our neffy PK/PD results support a favorable benefit-risk assessment in adults for the emergency treatment of Type I allergic reactions including anaphylaxis, the PADAC voted 16 (yes) and 6 (no). On the question of whether the neffy PK/PD results support a favorable benefit-risk assessment in children ≥30 kg for the emergency treatment of Type I allergic reactions including anaphylaxis, the PADAC voted 17 (yes) and 5 (no).

On September 19, 2023, the FDA issued a CRL for our NDA requesting completion of a PK/PD study assessing repeat doses of neffy compared to repeat doses of an epinephrine injection product under allergen-induced allergic rhinitis. This request came after the favorable benefit-risk assessment of the PADAC to approve neffy without need for additional studies. In addition, the FDA and ARS Pharma had previously aligned in August 2023 on final physician’s labeling and a post-marketing requirement to conduct this study as informative for labeling.

We reported topline results in February 2024 from this additional repeat dose study requested by the FDA. In this study, repeat doses of neffy under allergen-induced allergic rhinitis conditions demonstrated a PK and PD profile comparable to or better than repeat doses of intramuscular injection. The results are shown below:

As part of the CRL, the FDA also requested additional information on nitrosamine impurities to be tested for based on new draft guidance issued in August 2023 after the neffy NDA submission. We have completed this updated testing, and no measurable levels of nitrosamine impurities were detectable.

We anticipate submitting our response to the FDA’s CRL early in the second quarter of 2024, with an anticipated PDUFA target action date for 2.0 mg neffy in the middle of the second half of 2024. We anticipate filing 1.0 mg neffy as a supplemental NDA immediately following the potential approval of the 2.0 mg dose of neffy in the middle of the second half of 2024.

Planned Clinical Trials in Additional Indications

Epinephrine has been used empirically by physicians and included in treatment guidelines for multiple allergy conditions that do not fall under the emergency treatment of Type I allergic reactions indication that epinephrine auto-injectors are labelled for. The needle-free, portable, easy-to-use and potentially safer clinical profile of neffy supported by PK and PD data could enable the broader adoption of epinephrine in the outpatient setting for these other indications. We reported positive topline results demonstrating statistically significant and clinically meaningful improvements in treatment-refractory chronic urticaria patients in February 2024, and anticipate initiating a Phase 2 clinical trial in the outpatient urticaria setting.

Development outside the United States

In Europe, our MAA was filed and validated for review by EMA in the fourth quarter of 2022, and we anticipate a decision (CHMP Opinion) by mid-2024.

We are also pursuing pediatric approval of neffy in Europe based on the same US pediatric study. We plan to submit a post-approval variation to EMA for the 1.0 mg neffy following the potential approval of the 2.0 mg neffy dose.

Our partners in Japan and China expect that they will file for regulatory approval in their respective regions in 2024 following the potential FDA approval of neffy.

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

Existing US Market Opportunity

We estimate approximately 40 million people in the United States have experienced Type I allergic reactions. Of this group, approximately 20 million people have been diagnosed and experienced severe Type I allergic reactions that may lead to anaphylaxis, but only about 3.2 million of them filled a prescription in 2022 for an epinephrine intra-muscular injectable device, including auto-injectors, equating to approximately 5 million two-pack units.

Of those 3.2 million people, roughly half don’t carry these devices due to many drawbacks that can result in patient and caregiver injury, hesitation, and delays in administration principally because of apprehension and pain of needles. In turn, the failure or delay of epinephrine delivery can allow the allergic reaction to progress in severity causing life-threatening symptoms or events that potentially require emergency services and/or hospitalization.

We believe neffy could address the needs of not only the approximately 3.2 million patients in the United States who currently fill intra-muscular injectable prescriptions, but also the more than 17 million eligible Type I allergy patients in the United States who are at risk of severe allergic reactions that are not prescribed or do not fill their epinephrine prescriptions, including approximately 3.3 million former injectable patients in the United States that either refused to fill, or did not renew an intramuscular injectable device prescription.

Based on market access research and data from IQVIA, we estimate that 2023 U.S. net sales for intra-muscular injectable devices were approximately $1 billion. Approximately 80% of the epinephrine intra-muscular injectables sold in the United States in 2023 were for the 0.3 mg dose for adults and children greater than 30 kg in weight.

Significant opportunity to address unmet needs in current US severe allergic reaction market (~$1B[1])

Consistent Market Growth
+6.5% CAGR since 2010, +8% YoY in 2023[1]

Promotional Responsiveness
~50% increase over market growth trend with consumer promotion (2010 to 2015[1])

Epidemiology prevalence data estimates ~40M patients with type 1 allergic reactions[2-10]

~20M diagnosed and under physician care between 2020 and 2022, with 8M in 2022 alone[11]

~3.2M patients filled Rx in 2022, but ~80-90% do not use as indicated[11]
(1) do not carry (~50%), (2) do not inject (25-60%), (3) wait to inject (40-60%) or (4) dose incorrectly (23-35%)

~3.3M don't fill regularly, haven't refilled or haven't filled a written Rx in 2022[11]

~13.5M Type 1 diagnosed but not prescribed Rx over the past 3 years[11]

1

References: 1. Based on IQVIA prescription data (~5.2 million two-packs sold in 2023) and weighted average generic/branded epinephrine auto-injector net pricing. **2.** Gupta RS, et al. *Pediatrics*. 2011. **4.** Gupta RS, et al. *Pediatrics* 2018. **5.** McGowan EC, et al. *J Clin Allergy Immunol.* 2013. **6.** Jackson KD, et al. *NCHS Data Brief*. 2013. **7.** Black LI, et al. CDC National Center for Health Statistics Data Brief. 2019. **8.** Gupta RS, et al. *JAMA Netw Open*. 2019. **9.** Verrill L, et al. *Allergy Asthma Pro.* 2015. **10.** Bilo BM, et al. *Current Opin Allergy Clin Immunol.* 2008. **11.** IQVIA Claims Data, 2023

ARS PHARMA

We have conducted multiple market research studies with caregivers, generally parents, and patients with severe Type I allergic reactions in the United States to evaluate potential market perceptions of neffy and currently available epinephrine delivery devices. Based on quantitative market research studies including a total of 480 patients and 185 allergists, pediatricians and primary care physicians, approximately 88% of patients with a current epinephrine auto-injector prescription stated that they would prefer neffy. Furthermore, 99% of the physicians surveyed stated they would prescribe if their patient asked for neffy, indicating that neffy prescriptions would likely be highly driven by patient preference and awareness of neffy.

In our market research, parents and people with current or prior epinephrine auto-injector prescriptions were asked if and when they would adopt a new nasal spray device product such as neffy.

•	A majority indicated they would adopt neffy within three months of it coming to market,

•	81% of patients indicated they would use neffy sooner than their current auto-injector device,

•	72% of patients indicated that they would use neffy first instead of an over-the-counter antihistamine

•	88% reported they would be more willing to use neffy in public.

These data suggest that neffy has the potential to be rapidly adopted by most of the approximately 3.2 million patients in the United States today who fill their epinephrine auto-injector prescription, if approved. These patients serve as our base estimate for the current epinephrine market for neffy.

Key potential growth levers for neffy within the existing epinephrine market for the emergency treatment of Type I allergic reactions, which currently consists of only intra-muscular injectable products include:

•

Consistent base market growth observed with the epinephrine intra-muscular injectable products. From 2010 to 2023, the number of epinephrine intra-muscular injectable devices sold in the United States has increased by approximately 6.5% annually based on IQVIA unit sales data, primarily due to the increasing size of the overall population affected by severe Type I allergies, led by food-based allergies.

•

Potential promotional lift due to new marketing and education efforts by a branded product such as neffy. The existing market for epinephrine intra-muscular injectable products is characterized by being highly promotionally sensitive, particularly from a consumer perspective, and our market research has indicated that neffy’s user-friendly product profile has the potential to resonate significantly with consumers. We estimate that branded marketing of EpiPen prior to generic entry contributed a promotional lift of 31% over base epinephrine intra-muscular injectable market trends. We plan to reach and support patients directly through efficient direct-to-consumer advertising after educating professional physician practices and securing appropriate payor coverage for neffy.

•

Targeting the approximately 3.3 million former patients that either do not fill their epinephrine intra-muscular injectables prescriptions or whose prescriptions have recently lapsed. The exodus of patients who have received prescriptions from the market has been attributed to a number of factors, including reduced promotional activities in recent years, limited adherence program effectiveness (lapsed prescriptions) and patient adversity to currently marketed products (i.e., fear of needles and concerns regarding poor reliability). In our market research of 88 former patients who refused to fill or renew a prescription, approximately 89% indicated a willingness to return to the market and request neffy if approved. We hope to engage with these patients through programs to encourage appropriate epinephrine use with neffy and increase consistency of epinephrine acquisition to help manage their condition.

•

Increased per patient device acquisition by patients and parents. In our market research of 350 patients with an active intra-muscular injectable prescription, approximately 70% to 80% of patients reported an intention to acquire additional devices compared to their current injectable device if neffy is approved by the FDA. Currently, we estimate only between 20% to 30% of patients obtain more than one pack (containing two devices) per year today.

US Market Expansion Opportunity

While we believe the existing epinephrine intra-muscular injectables market is a large commercial opportunity for neffy with multiple independent opportunities for further growth, IQVIA claims data indicates that many diagnosed, identifiable eligible patients do not receive prescriptions for intra-muscular injectables. Outside of the six million patients who were recently prescribed an epinephrine injectable device, there are approximately 14 million patients who are under the care of physicians per IQVIA claims data, but have not been prescribed an epinephrine intra-muscular injectable device, as well as another approximately 20 million patients not currently under the care of physicians.

•

Over time, targeting the approximately 13.5 million identified and diagnosed in-office patients in IQVIA claims data with Type I allergic reactions that are eligible but have not been prescribed epinephrine device over the last three years. In our market research, physicians indicated they would prescribe neffy to more than half of the patients who were eligible, but do not currently receive an intra-muscular injectable prescription.

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

We reported positive topline results demonstrating statistically significant and clinically meaningful improvements in treatment-refractory chronic urticaria patients in February 2024, and anticipate initiating a Phase 2 clinical trial in the outpatient urticaria setting.

Ex-US Market Opportunity

•

Outside of the United States, we estimate that there are an additional 15 million patients in Europe, and over 30 million patients in Asia including China and Japan, that experience Type I allergic reactions that are clinically appropriate for being prescribed neffy.

•

In 2022, epinephrine intra-muscular injectable sales outside the United States were approximately $300 million based on IQVIA data. In Europe and Japan, sales of epinephrine injectable devices are approximately $220 million. We believe education around Type I allergic reactions and marketing of intra-muscular injectables has been limited in these regions, and that promotion and the availability of neffy would significantly expand the market.

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

Commercial Strategy

We believe that the epinephrine market is a highly consumer driven market. We expect this to be especially true for neffy, given that 99% of the physicians surveyed in our quantitative market research studies indicated that they would prescribe neffy if asked by a patient and approximately 70% of physicians would recommend neffy. As a result, we believe that driving consumer awareness, so that patients and parents ask their healthcare provider for neffy, while minimizing both access and educational barriers to acceptance is essential.

Our plan to execute on our go-to-market strategy for neffy includes the following:

We plan to create healthcare professional and consumer awareness and anticipation prior to launch. We are refining our go-to-market strategy and creating awareness about our company and our technology. We expect to expand medical affairs capabilities prior to commercial launch to establish additional relationships with key opinion leaders and gain insight into current practice patterns and burdens. The medical affairs team will also collaborate with the commercial team to help payors fully understand neffy’s value proposition and the limitations associated with needle injectors. We also plan to begin to raise awareness and support meaningful education through partnership with patient advocacy groups and medical societies as well as a disease education campaign including through social media and digital.

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

We plan to initially commercialize neffy in the United States with a combination of direct promotion, virtual sales consultants, and non-personal promotion intended to reach, at a minimum, the healthcare professionals that account for 40 to 45% of the current epinephrine prescriptions. Our promotion will focus the launch on the highest potential practicing allergists, pediatricians, and primary care physicians. In our market research, approximately 80% of patients see their treating physicians at least every six months, and 98% at least once a year. We plan to optimize our field representatives based on planned research on current market dynamics, geo-targeting and assessment of current professional-industry interaction preferences initially to reach these professionals. We expect significant reach to be achieved based on expanded use of non-personal promotional tactics and virtual sales representatives to reach healthcare professionals and focus on the sequential activation of patient demand through direct-to-consumer tactics that will help also drive physician awareness due to overlapping exposure.

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

We intend to establish neffy as the dominant and most recognized brand in the category. We believe neffy’s potential brand recognition and user-friendly profile can be an important driver of growth and source of competitive differentiation, especially as the first “no needle, no injection” solution for severe Type I allergic reactions. We have designed neffy to offer healthcare professionals, patients and caregivers a simple, injection-free, portable, highly reliable and user-friendly alternative that facilitates early administration of epinephrine to provide rapid symptom relief and to stop the allergic reaction from progressing to more serious events. We believe the attractiveness and meaningful differentiation of neffy across both physicians and payors will stimulate a high patient and parent desire to switch to or return to managing their condition with neffy.

We intend to secure affordable market access for all consumers by optimizing contracting, co-pay support and distribution of neffy. To ensure access and affordability for neffy, we plan to engage with payors to convey the clinical rationale and value proposition of neffy. To date, we have conducted extensive market research with approximately 50 decision-makers at payors to help forecast the potential commercial opportunity for neffy in the United States. Health insurers surveyed have indicated that neffy is perceived as differentiated brand from epinephrine auto-injector products, with its needle-free route of administration and increased likelihood of being carried as the most important product attributes. Based on these analyses and our planned contracting strategy, we believe payors can support favorable and broad market access for neffy. Further, we will offer comprehensive patient support programs in the form of co-pay buydowns to help ensure access and affordability for all patients.

We intend to expand the market beyond the 3.2 million patients currently filling epinephrine injection device prescriptions. We believe that the severe Type I allergy market is currently significantly underpenetrated due to the lack of, and limitations in, current treatment options. We believe the availability of neffy could drive increased device uptake among the existing 3.2 million patients currently filling epinephrine injection device prescriptions, adoption by the approximately 3.3 million patient that receive, but do not fill their prescription, and the 13.5 million patients diagnosed and managed by physicians who do not currently have an epinephrine auto-injector, especially those incorrectly using antihistamines as a substitute. Other launches of intranasal products for emergency use into previously injection-only markets such as NARCAN (marketed by Emergent BioSolutions), VALTOCO (marketed by Neurelis), NAYZILAM (marketed by UCB) and BAQSIMI (marketed by Eli Lilly) have rapidly captured a significant percentage of the existing market, and also expanded their respective markets. Both products use the same device that we have chosen for neffy. We believe that NARCAN’s widespread use clearly demonstrates market uptake in response to the advantages of an intranasal product via proven device over injection, considering in particular that NARCAN is used in life threatening rescue situations where reliable administration is required for confident administration, similar to severe Type I allergic reactions. Beyond just reliability, we believe that an intranasal product has unique advantages for treating a severe Type I allergic reaction due to patient and parent fear and avoidance of injection and because time is of the essence. This perspective is distinct from other diseases with chronic use of injection products, administration by a trained professional is required, or where the injection is more manageable and tolerated. In our market research, respondents have described neffy as “game-changing” and we believe neffy, if approved, can make a significant difference in patient lives and outcomes.

If approved, we plan to establish a distribution channel in the United States for the commercialization of neffy. We expect to sell neffy to wholesalers, who, in turn, will sell our neffy to retailers and other customers. We expect to use a third-party logistics provider for key services related to logistics, warehousing and inventory management, distribution, contract administration, order management and chargeback processing and accounts receivable management. We also plan to explore other non-traditional distribution channels including telemedicine.

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

We are not aware of any other company that has a “no needle, no injection” epinephrine product candidate in clinical development in the United States that has demonstrated PKs bracketed by the approved injection products for all PK parameters requested by the FDA. We are also not aware of any “no needle, no injection” epinephrine product candidate for the pediatric population that is in clinical development.

We are aware of several companies developing higher dose intranasal candidates including Bryn Pharma, Hikma Pharmaceuticals, Inc. (previously INSYS Therapeutics, Inc.), Nasus Pharma, Orexo AB and Belhaven BioPharma. Amphastar Pharmaceuticals, Inc. is reported to be developing an intranasal candidate, but has not disclosed its dose. Aquestive Therapeutics is developing a sublingual candidate based on a prodrug of epinephrine.

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

Epinephrine is the API used in neffy. We intend to use Cambrex Profarmco (“Cambrex”) as one of our commercial sources for epinephrine API. Cambrex holds a U.S. drug master file for epinephrine produced at its facility in Italy, and its manufacturing process is fully validated. We have entered into a commercial supply agreement with Cambrex, and while we believe that Cambrex has sufficient capacity to satisfy our long-term requirements, there are several sources of API available.

Dodecyl maltoside or Intravail is purchased through our license agreement with Aegis Therapeutics, LLC from two manufacturers, Dr. Reddy Laboratories and Inalco, which are based in India and Italy, respectively.

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

Ongoing registration stability studies demonstrate that neffy is stable at room temperature for at least 24 months, based on stability data from the 2.0 mg dose of neffy for 24 months and the 1.0 mg dose of neffy for 24 months. If approved, we anticipate that our label will indicate that neffy is stable at room temperature for 24 months at 25oC. We have also conducted studies indicating that neffy is also stable at temperature excursions including 40oC for up to six months, and at 50oC for up to three months.

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

We co-own or exclusively license the patents and patent applications relating to our intranasal epinephrine product candidates. As of December 31, 2023, our patent portfolio consisted of issued patents and pending patent applications that we co-own or exclusively license from Aegis Therapeutics LLC in the United States and other countries throughout the world. In total, as of that date, our patent portfolio consisted of six issued U.S. patents, granted patents in each of Australia, Canada, China, Hong Kong, Japan, Mexico, Singapore, South Korea, Europe, the United Kingdom, three pending U.S. non-provisional patent applications, and over fifteen pending foreign patent applications directed to intranasal epinephrine formulations and methods of their use, among other things. These issued patents and pending patent applications provide patent protection for neffy and are expected to expire as early as 2038, absent any patent term adjustments.

In addition to patent protection, we also rely on trademarks, trade secrets, know how, and other proprietary information to develop and maintain our competitive position. We seek trademark protection in the United States and in certain other jurisdictions where available and when we deem appropriate. We currently have registrations and pending applications for our “neffy” mark in the United States as well as in certain foreign jurisdictions.

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

Manufacturing Agreement with Renaissance

In September 2020, we entered into a manufacturing agreement with Renaissance Lakewood, LLC (“Renaissance”), which was subsequently amended in July 2023. Pursuant to the agreement, Renaissance agreed to manufacture for, and provide to us, neffy nasal unit dose sprays (“Renaissance Products”). We are obligated to provide Renaissance with certain supplies to manufacture the Renaissance Products and to purchase from Renaissance a mid double-digit percentage of our annual aggregate Renaissance Product requirements in the EU, and a high double-digit percentage of our annual aggregate Renaissance Product requirements in the U.S. The agreement contains conventional commercial pharmaceutical manufacturing provisions including certain minimum purchase amounts to be determined in the future based on forecast needs and minimum batch size projections. We may also request Renaissance to perform certain services related to the Renaissance Product, for which we will pay reasonable compensation to Renaissance.

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

•	potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA to assess compliance with GCP regulations;

•	satisfactory completion of an FDA PADAC review, if applicable; and

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

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

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions and typically follows such committee’s recommendations.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a CRL. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL usually describes all of the specific deficiencies in the NDA identified by the FDA. The CRL may require additional clinical data and/or (an) additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members.

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

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. Furthermore, there can be no assurance that a product will be considered medically reasonable and necessary for a specific indication, that a product will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability to sell a product profitably.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 which went into effect on April 1, 2013, and due to subsequent legislative amendments, will remain in effect until 2032, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Congress is considering additional health reform measures.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, congressional inquiries, and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. For example, at the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. In addition, the American Taxpayer Relief Act of 2021, effective January 1, 2024, would eliminate the statutory cap on rebate amounts owed by drug manufacturers under the Medicaid Drug Rebate Program (“MDRP”), which is currently capped at 100% of the AMP for a covered outpatient drug.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.

Data Privacy and Security Laws

Numerous state, local, federal and foreign laws, including consumer protection laws and regulations related to data privacy, security, and protection, govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. Such obligations may include, without limitation, HIPAA, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (“CCPA”), the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the EU’s General Data Protection Regulation 2016/679 (“EU GDPR”), and the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the EU (Withdrawal) Act 2018 (“UK GDPR”). HIPAA, as amended by HITECH, imposes obligations, including mandatory contractual terms, on certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates and covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information. In addition, certain state and non-U.S. laws, such as the CCPA, the CPRA and the GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

In addition, Congress and various other states have enacted or are considering new laws and regulations regarding the privacy and security of health and other personal information to which we may become subject. Further, all 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. We intend to continue to protect all personal information in our control and to comply with all applicable laws regarding the protection of such information.

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

Corporate Information

On November 8, 2022 (the “Closing Date”), Silverback Therapeutics, Inc., a Delaware corporation (“Silverback”), now known as ARS Pharmaceuticals, Inc., completed its reverse merger (the “Merger”) with privately-held ARS Pharmaceuticals, Inc., in accordance with the terms of the agreement and plan of merger and reorganization, dated July 21, 2022, as amended on August 11, 2022 and October 25, 2022 (the “Merger Agreement”), whereby Sabre Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Silverback, merged into ARS Pharma, with ARS Pharma surviving as Silverback’s wholly-owned subsidiary. Pursuant to the Merger Agreement, Silverback changed its name to ARS Pharmaceuticals, Inc. See Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report and Note 3 - Merger and Related Transactions of our financial statements for the year ended December 31, 2023 included in Item 8 of this Annual Report for more information regarding the Merger.

We incorporated in Delaware in January 2016. Our corporate headquarters are located at 11682 El Camino Real, Suite 120, San Diego, California 92130, and our telephone number is (858) 771-9307. Our corporate website address is www.ars-pharma.com. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this Annual Report on Form 10-K. Our periodic and current reports are available on our website, free of charge, as soon as reasonably practicable after filing. We have included our website in this Annual Report on Form 10-K solely as an inactive textual reference.

Employees

As of December 31, 2023, we had 24 full-time employees and 2 part-time employees. Of these employees, two held Ph.D. or M.D. degrees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Our only product candidate, neffy, is in the clinical stage of development. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $54.4 million and $34.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $131.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals and prepare for commercialization for our product candidate, neffy, an investigational, new formulation of epinephrine, for the emergency treatment of Type I allergic reactions and potential additional indications.

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
•
experience any delays or encounter any issues with any of the above, including but not limited to failed studies, negative or mixed clinical trial results, safety issues or other regulatory challenges, the risk of which in each case may be exacerbated by a health epidemic or pandemic;
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

We have never obtained regulatory approval for, or commercialized, a pharmaceutical product. It is possible that the FDA and the EMA may refuse to accept any or all of our submitted or planned NDAs and MAAs for substantive review or may conclude after review of our data that an application is insufficient to obtain regulatory approval for neffy or any future product candidates. As we announced on September 19, 2023, the FDA issued a CRL for our NDA for neffy for the treatment of allergic reactions (Type I) including anaphylaxis for adults and children ≥ 30 kg. In the CRL, the FDA requested completion of a PK/PD study assessing repeat dosing of neffy compared to repeat doses of an epinephrine injection product under allergen-induced allergic rhinitis condition in order to support approval. We reported topline date from this additional repeat dose study requested by the FDA, and plan to submit our response to the FDA’s CRL in the second quarter of 2024. In October 2023, we held a Type A meeting with the FDA to discuss the CRL, during which the FDA reiterated that no other information is required beyond the contents of the CRL and that the resubmission of our NDA will be classified as Class 2, with an action expected within six months of receipt date. There can be no assurances that the FDA will not later require other information that was not contemplated by the CRL, including follow up requests based on the information provided in response to the CRL. Additionally, there can be no assurances that our resubmission will be classified as Class 2 and that an action will occur within six months of the receipt date. If we resubmit our NDA, further material delays in the approval of our resubmitted NDA or the issuance by the FDA of another CRL, would likely cause a material adverse effect to our business. Additionally, the EMA required us to submit our preclinical animal anaphylaxis study results during the review process of our prior 1.0 mg dose of neffy MAA submission. If the FDA and the EMA do not initially approve any of our submitted or planned NDAs or MAAs, such regulatory authorities may require that we conduct additional clinical, nonclinical or manufacturing validation studies before they will reconsider future applications. Such additional clinical, nonclinical or manufacturing validation studies may impact our cash runway and require us to raise additional capital. Depending on the extent of these or any other required studies, approval of any NDA, MAA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing neffy for any indication or any other product candidate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve any NDA, MAA or other application that we submit. For example, the FDA has indicated that the ongoing pediatric clinical trial, EPI-10, would be sufficient to support a submission of our NDA for pediatric approval of a 2.0 mg dose of neffy for children weighing more than 30 kg, and to support a separate submission for pediatric approval of a 1.0 mg dose of neffy for children weighing between 15 and 30 kg; however, the FDA has not reviewed our complete clinical data, to date, and therefore there is no guarantee that the FDA will determine that any future NDA is sufficient for issuing a marketing approval of neffy for the emergency treatment of Type I allergic reactions in children. If any of these outcomes occur, we may be forced to abandon the development of neffy or any future product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for applications in other foreign jurisdictions. In addition, difficulties in obtaining approval of neffy for the emergency treatment of Type I allergic reactions could adversely affect our efforts to seek approval from regulatory authorities for neffy for use in other potential indications.

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

Even if we eventually complete clinical testing and receive approval of an NDA, MAA or other foreign marketing authorization for neffy, the FDA, the EMA or other applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, which may be required after approval. The FDA, the EMA or other applicable foreign regulatory agency may also approve neffy for a more limited indication and/or a narrower patient population than we originally request, and the FDA, the EMA or any other applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of neffy. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would delay or prevent commercialization of neffy and would materially adversely impact our business and prospects.

The regulatory approval processes of the FDA, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for neffy or any future product candidates, our business will be substantially harmed.

We, and any current and future licensing and collaboration partners, are not permitted to commercialize, market, promote or sell any product candidate in the United States or the EU without obtaining regulatory approval from the FDA or the EMA, respectively. Regulatory authorities in other jurisdictions may have similar requirements. The time required to obtain approval by the FDA, the EMA and other comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, other than the NDA for neffy that we submitted to the FDA in the third quarter of 2022 and our MAA for neffy that was filed and validated for review by the EMA in the fourth quarter of 2022, we have not submitted any product approval submissions for neffy or any other product candidate to the FDA, EMA or other comparable foreign regulatory authorities for neffy and there can be no assurance that we will receive such approval from such regulatory authorities after submitting any product approval application. The FDA issued a CRL to our NDA on September 19, 2023 and there can be no assurance that following our resubmission of our NDA for neffy that we will not receive another CRL rather than approval.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of neffy or any future product candidates is susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate safety or efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA, the EMA or any other comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. For example, the repeat-dose PK/PD trial that we are conducting as requested in the FDA’s CRL may not yield results that are expected or consistent with the prior product profile of neffy, which may have the effect of further delaying or preventing our approval pathway. Additionally, our expenses could increase if it is required by the FDA, the EMA or any other comparable foreign regulatory authority to perform clinical trials or studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of neffy for additional indications. It is possible that even if neffy or any future product candidate has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of neffy or any future product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by neffy or any future product candidate, or mistakenly believe that neffy or any future product candidates are toxic or not well-tolerated when that is not in fact the case. neffy and any future product candidates could fail to receive regulatory approval for many reasons, including the following:

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

The clinical and commercial landscape for the emergency treatment of Type I allergic reactions is highly competitive and subject to significant technological change. We face competition with respect to our current indications for neffy and will face competition with respect to any future indications of neffy or other product candidates that we may seek to develop or commercialize in the future from large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. If approved, we anticipate that neffy will compete primarily against epinephrine intra-muscular injectable products, for the emergency treatment of Type I allergic reactions including EpiPen® and its generics, which is marketed by Viatris, Inc. and Teva Pharmaceuticals, Inc.; Adrenaclick®, which is marketed by Amneal Pharmaceuticals, Inc.; Auvi-Q®, which is marketed by Kaleo, Inc.; and Symjepi®, which is marketed by Sandoz, Inc., a Novartis division. Several other companies are also clinically developing larger dose intranasal epinephrine product candidates that may compete with neffy, including Bryn Pharma, Nasus Pharma, Hikma Pharmaceuticals, Inc. (previously INSYS Therapeutics, Inc.), Orexo AB and Belhaven BioPharma. Amphastar Pharmaceuticals is reported to be developing an intranasal candidate with an undisclosed dose, and Aquestive Therapeutics is developing a sublingual candidate based on a prodrug of epinephrine. If neffy is approved for other indications, it would also compete with a range of other therapeutic treatments that are well established such as antihistamines or in development.

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
•
the inability of sales personnel to obtain access to or our failure to educate adequate numbers of allergists, pediatricians and other physicians on the benefits of our future products;
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

Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Humans Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs as implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the EU’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) and Australia’s Privacy Act, impose strict requirements for processing personal data.

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

Risks Related to Our Intellectual Property

Our commercial success depends on our ability to obtain and maintain sufficient intellectual property protection for neffy or any of our future product candidates and other proprietary technologies.

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to neffy or any of our future product candidates. If we are unable to obtain or maintain patent protection with respect to neffy or any of our future product candidates, and their uses, our business, financial condition, results of operations and prospects could be materially harmed.

We generally seek to protect our proprietary position by filing or in-licensing patents or patent applications in the United States and abroad related to neffy or any of our future product candidates that are important to our business, as appropriate. Our pending and future patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to obtain the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

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

Our patents or pending patent applications, or the patents or pending patent applications that we license, may be challenged in the courts or patent offices in the United States and other foreign jurisdictions. For example, we are currently a party to an appeal from a Final Written Decision in an Inter Partes Review of U.S. Patent No. 10,682,414 B2 and to an opposition proceeding with the European Patent Office with respect to EP 3678649, and we may be subject to new or additional third-party pre-issuance submission of prior art to the USPTO or become involved in post-grant review procedures, derivations, reexaminations, or inter partes review proceedings, in the United States or oppositions or similar proceedings in foreign jurisdictions, challenging our patent rights. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

Patents are of national or regional effect. Although as of December 31, 2023 we co-own or exclusively license six issued U.S. patents, granted patents in each of Australia, Canada, China, Hong Kong, Japan, Mexico, Singapore, South Korea, Europe, and the United Kingdom directed to neffy and its uses, among other things, three pending U.S. non-provisional patent applications, and over fifteen pending foreign patent applications directed to neffy and its uses, among other things, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These competitor products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize neffy or any of our future product candidates in all of our expected significant foreign markets.

Various countries outside the United States have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. As a result, a patent owner may have limited remedies in certain circumstances, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. Accordingly, our efforts to protect or enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize neffy or any of our future product candidates in all of our expected significant foreign markets.

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

Further, geo-political actions in the United States and in foreign countries (such as the Russia and Ukraine conflict) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

The Leahy-Smith Act also included a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including Post Grant Review, Inter Partes Review, and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect neffy or any of our future product candidates.

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

As an example, beginning June 1, 2023, European patent applications and patents may be subjected to the jurisdiction of the Unified Patent Court (the “UPC”). Also, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the UPC. The UPC and Unitary Patent are significant changes in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

In 2012, the European Union Patent Package (the “EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European UPC for litigation involving European patents. The EU Patent Package was implemented on June 1, 2023. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates due to increased competition and, resultantly, on our business, financial condition, prospects and results of operations.

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

Patent terms may be inadequate to protect our competitive position for neffy or for any of our future product candidates for an adequate amount of time and may adversely affect our anticipated future revenues and operating earnings.

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

We co-own or exclusively license patents and patent applications in our portfolio relating to neffy that are pending at the patent offices in the United States, Europe, Japan, and other foreign jurisdictions, however, we cannot predict:

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
•
whether the patent applications that we own, co-own or exclusively license will result in issued patents with claims that cover neffy or any of our future product candidates or uses thereof; and/or
•
whether we may experience patent office interruption or delays to our ability to timely secure patent coverage to our product candidates.

We cannot be certain that the claims in our pending patent applications directed to neffy or any of our future product candidates will be considered patentable by the USPTO or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim relevant to our business. There is no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. Even if the patents do issue based on the patent applications we own, co-own or exclusively license, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop and market neffy or any of our future product candidates.

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

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. patent applications that will not be filed outside the U.S. can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These patent applications may later result in issued patents, or the revival of previously abandoned patents that will prevent, limit or otherwise interfere with our ability to make, use or sell neffy or any of our future product candidates.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market neffy or any of our future product candidates. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market neffy or any of our future product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market neffy or any of our future product candidates.

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

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing neffy or any of our future product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell neffy or any of our future product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

There is a substantial amount of intellectual property litigation in the pharmaceutical industry, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to neffy or any of our future product candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The pharmaceutical industry has produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, or of use either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity of third-party patents may be difficult and uncertain. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in defending our rights in these proceedings, which could have a material adverse effect on our business and operations. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property that relate to our research programs and product candidates, their respective methods of use, manufacture and formulations thereof. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent that we own or have licensed is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of our patents is upheld, the court will construe the claims of our patents narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention at issue. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks and pay for damages.

Even if we establish infringement by competitors, a court may decide not to grant an injunction against further infringing activity by competitors and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. Moreover, we cannot assure you that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such infringement claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

Our product candidate neffy, or any of our future product candidates, may face competition sooner than expected, and our patents may be challenged.

Our success will depend in part on our ability to obtain and maintain patent protection for neffy or any of our future product candidates and technologies and to prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or other proprietary rights held by third parties, if necessary. However, the patent applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain patents that sufficiently cover our formulations and technologies would limit our protection against generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy our products, produce substantially similar products or use technologies substantially similar to those we own, co-own, or exclusively license.

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

We have registered and pending trademarks in the United States, as well as in several foreign jurisdictions, including the United Kingdom, EU, and Japan. We may not be able to obtain applicable corresponding health regulatory approval to use these trademarks for our product. Our trademarks or trade names may be refused, challenged, infringed, circumvented, declared generic or descriptive, or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. We may not be able to register or use our trademarks in all relevant jurisdictions. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to or appeal those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to register or use, or obtain corresponding health regulatory approval for, a particular trademark in a given jurisdiction, we may need to adopt a different trademark in that territory, which could entail additional costs and diminish our brand equity. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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

As of December 31, 2023, we had 24 full-time employees and 2 part-time employees. Our focus on the development of neffy requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that it will be able to hire and/or retain adequate staffing levels to develop neffy or to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Our amended and restated certificate of incorporation designates the state courts of the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, and the federal district courts of the United States of America to be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers and employees.

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

We have incurred substantial losses during our history. Unused federal net operating losses (“NOLs”) for the tax years beginning before January 1, 2018, will carry forward to offset future taxable income, if any, until such unused losses expire. Unused federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards is limited to 80% of taxable income. In addition, both current and future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Code if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. The Merger resulted in an ownership change of our company. The NOL carryforwards of pre-Merger, privately-held ARS Pharma may also be subject to limitation as a result of prior shifts in equity ownership and/or the Merger. Additional ownership changes in the future could result in additional limitations on our NOL carryforwards. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our business, cash flow, financial condition or results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, and confidential information that is proprietary, strategic or competitive in nature, including clinical trial data (“Information Systems and Data”).

Our Chief Executive Officer supervises our IT department (the “IT Department”), which coordinates with our cybersecurity incident management team, which consists of, among others, our Chief Financial Officer, Chief Legal Officer, Head of IT, and a third-party IT and cybersecurity consultant (“CSI Management Team”) to identify, assess and manage our cybersecurity threats and risks. Members of our IT Department and CSI Management Team identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example manual tools, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, internal and external audits, conducting threat assessments for internal and external threats, third-party threat assessments, conducting vulnerability assessments to identify vulnerabilities, and evaluating threats reported to us.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: a cybersecurity incident response policy; incident detection and response; vulnerability management processes; a disaster recovery and business continuity plan; risk assessments; encryption of certain of our data; network security controls; segregation of certain of our data; access controls; physical security; asset management, tracking and disposal; systems monitoring; vendor risk management processes; employee training; penetration testing; and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, the IT Department works with the CSI Management Team to prioritize our risk management processes and mitigate cybersecurity threats that are expected to be more likely to lead to a material impact to our business. In addition, our management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which, together with the board of directors, evaluates our overall enterprise risk.

We use third-party service providers to assist us to identify, assess, and manage material risks from cybersecurity threats, including for example: a third-party IT and cybersecurity consultant; professional services firms, including legal counsel; threat intelligence service providers; cybersecurity software providers; managed cybersecurity service providers; penetration testing firms; and dark web monitoring services.

We use third-party service providers to perform a variety of functions throughout our business, such as conducting nonclinical and clinical trials; supply and quality testing; development and manufacturing; and professional services firms, including legal counsel. Additionally, we rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology for certain environments and systems, employee email, and content delivery. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, which may include reputational due diligence and vendor risk evaluations.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Risk Factors—If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including the CSI Management Team. Certain members of the CSI Management Team are information technology and security professionals, and we also rely on third-party security analysts who have certain certifications related to cybersecurity.

Our Chief Executive Officer, Chief Financial Officer and Chief Legal Officer are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Additionally, they are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response policy is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer. These members of management work with our CSI Management Team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our cybersecurity incident response policy includes reporting to the audit committee of our board of directors for certain cybersecurity incidents.

The audit committee periodically reviews and discusses with the appropriate members of our management material risks relating to data privacy, technology and information security, including cybersecurity, threats and back-up of information systems and our processes for assessing, identifying, and managing such risks, as well as our internal controls and disclosure controls and procedures relating to cybersecurity incidents. The board and audit committee are also provided with reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

Our corporate headquarters are located in San Diego, California, where we lease approximately 4,047 square feet of office space. This existing lease will expire on February 28, 2025. We believe that our existing facilities are adequate for our current needs.

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. See Note 7 - Commitments and Contingencies of this Annual Report, which is incorporated by reference in this Item 3, for any required disclosure.

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

Holders of Common Stock

As of March 18, 2024, there were approximately 20 holders of record of our common stock. Because most of our common stock is held by brokers, nominees, and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

On December 3, 2020, Silverback commenced its initial public offering (“IPO”) pursuant to a registration statement on Form S-1 (File No. 333-250009) that was declared effective by the SEC on December 3, 2020, for 11,500,000 shares of its common stock for sale to the public at a price of $21.00 per share. In addition, in December 2020, the underwriters exercised their over-allotment option to purchase 1,725,000 additional shares of Silverback common stock in the initial public offering at the public offering price of $21.00 per share, such that the aggregate offering price of the IPO was $277.7 million. The net offering proceeds to Silverback, after deducting underwriting discounts and commissions and offering costs, were $255.3 million. No offering expenses were paid directly or indirectly to any of the Silverback directors or officers (or their associates) or persons owning 10% or more of any class of Silverback’s equity securities or to any other affiliates. The underwriters for the Silverback initial public offering were Goldman Sachs & Co. LLC, SVB Leerink LLC, Stifel, Nicolaus & Company, Incorporated, and H.C. Wainwright & Co., LLC.

On November 8, 2022, Silverback completed its reverse merger with privately-held ARS Pharmaceuticals, Inc. On November 9, 2022, the combined company changed its name to ARS Pharmaceuticals, Inc.

The net proceeds from the IPO are held in cash and cash equivalents, primarily in treasury money market accounts, and investments, primarily in U.S. Treasury securities. Through December 31, 2023, approximately $161.6 million of the net proceeds from the IPO have been used, of which, (i) an estimated $51.7 million was used toward development of Silverback’s product candidates, (ii) $0.8 million was used to repay outstanding indebtedness, (iii) $16.0 million was used for transaction costs related to the Merger, including $7.0 million in severance and change in control benefit payments made to Silverback’s former officers, (iv) an estimated $47.0 million was used for the development and pre-commercial launch activities related to neffy, and (v) an estimated $46.0 million was used for working capital and general corporate purposes.

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

Overview

We are a biopharmaceutical company focused on the development of ARS-1 (brand name neffy), a proprietary product candidate for the needle-free intranasal delivery of epinephrine for the emergency treatment of Type I allergic reactions, including anaphylaxis. neffy is a proprietary composition of epinephrine with an innovative absorption enhancer called Intravail®, which allows neffy to provide intranasal delivery of epinephrine.

We believe neffy’s “no needle, no injection” approach will address a significant unmet need in the use of epinephrine, which is currently approved only in injectable formulations for the emergency treatment of Type I allergic reactions. There are approximately 40 million people in the United States who experience Type I allergic reactions. Of this group, approximately 20 million people have been diagnosed and experienced severe Type I allergic reactions that may lead to anaphylaxis, but only 3.2 million currently have an active epinephrine autoinjector prescription, and of those, only half consistently carry their prescribed autoinjector with them due to the many drawbacks of these devices. In aggregate, we estimate that 90% of patients prescribed an epinephrine device are not achieving an optimal treatment outcome today. These drawbacks include the use of needles in the devices, which can result in patient and caregiver injury as well as hesitation and delays in administration due principally to apprehension and pain of needles, allowing the allergic reaction to progress in severity leading to symptoms that seriously impact patient quality of life, to potential need for emergency services and/or hospitalizations, and to life-threatening symptoms or events. Intra-muscular injections also are subject to dosing errors and risk of accidental blood vessel injections, which can cause a significant spike in the intravascular delivery of epinephrine potentially leading to serious cardiovascular complications or events. We believe neffy’s “no needle, no injection” delivery that eliminates apprehension, pain and safety concerns, small size allowing for ease of portability, ease of use, and high reliability provide it with a user-friendly profile that will increase prescriptions for epinephrine and make it more likely for patients and caregivers to administer epinephrine sooner, achieve more rapid symptom relief and prevent the allergic reaction from progressing to a level of severity that could lead to hospitalization or even death.

Data from our studies of neffy demonstrated nasally delivered epinephrine reached blood levels comparable to those of already approved epinephrine injectable products, and produced statistically significant responses compared to injection on pharmacodynamic surrogates for efficacy even one minute after dosing with neffy.

Following the acceptance of our NDA in October 2022 for review by the FDA, on May 11, 2023, the FDA held a virtual meeting of its Pulmonary-Allergy Drugs Advisory Committee (“PADAC”). At that meeting, on the question of whether the data from our neffy pharmacokinetic (“PK”)/pharmacodynamic (“PD”) results support a favorable benefit-risk assessment in adults for the emergency treatment of Type I allergic reactions including anaphylaxis, the PADAC voted 16 (yes) and 6 (no). On the question of whether the neffy PK/PD results support a favorable benefit-risk assessment in children ≥30 kg for the emergency treatment of Type I allergic reactions including anaphylaxis, the PADAC voted 17 (yes) and 5 (no). Although the FDA considers the recommendations of the PADAC, the recommendation by the PADAC is non-binding.

On September 19, 2023, the FDA issued a Complete Response Letter (“CRL”) for our NDA requesting completion of a PK/PD study assessing repeat doses of neffy compared to repeat doses of epinephrine injection product under allergen-induced allergic rhinitis. This request came after the favorable benefit-risk assessment of the PADAC to approve neffy without need for additional studies. In addition, we had aligned with the FDA in May 2023, and re-confirmed in August 2023 to conduct this repeat-dose study under allergen-induced allergic rhinitis study as a post-marketing requirement as informative for labeling. The CRL also requested additional information on nitrosamine impurities to be tested based on new draft guidance issued in August 2023 after the neffy NDA submission. Our testing, based on methods in the older guidance, did not detect any nitrosamines above or close to the recommended acceptable daily intake limit for chronic exposure. neffy is for acute use.

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

We reported topline data in February 2024 from this additional repeat dose study requested by the FDA, and plan to submit our response to the FDA’s CRL early in the second quarter of 2024, with an anticipated PDUFA target action date in the middle of the second half of 2024. We have also completed the additional nitrosamine testing based on the new draft guidance issued by the FDA in August 2023, and no measurable levels of nitrosamines were detected. If approved, we believe neffy will be the first “no needle, no injection” marketed epinephrine product for the emergency treatment of type I allergic reactions.

Our marketing authorization application for neffy is also under review by the European Medicines Agency (“EMA”) with a decision expected by mid-2024 following a grant of an extension to respond to additional requests for data and analysis.

We reported positive topline results demonstrating statistically significant and clinically meaningful improvements in treatment-refractory chronic urticaria patients at the American Academy of Allergy and Immunology medical conference in February 2024, and anticipate initiating a Phase 2 clinical trial in the outpatient urticaria setting during 2024.

Since our inception in 2015 as ARS Pharmaceuticals, Inc., we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, pre-commercial activities, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily with proceeds from the Merger (as more fully described below), private placement of convertible preferred stock, licensing, supply and distribution arrangements with our commercialization partners, and bank debt. From inception to December 31, 2023, we have raised $262.3 million in cash, cash equivalents and short-term investments, net of transaction costs, from the Merger; net proceeds of $76.3 million from the issuance of convertible preferred and common stock; $27.8 million from our collaboration, licensing, supply and distribution arrangements; and $10.0 million from bank debt. As of December 31, 2023, we had cash, cash equivalents, and short-term investments of $228.4 million.

We have incurred net losses from operations since our inception. Our net losses were $54.4 million and $34.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 we had an accumulated deficit of $131.3 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other development activities, the cost for regulatory filings, expenses for pre-commercial activities to establish sales, marketing and distribution capabilities for our product candidates, and our ability to earn potential regulatory and commercial milestones under our collaboration arrangements. We expect our expenses and operating losses will increase substantially as our product candidate, neffy potentially is approved by the FDA and we commence commercialization efforts, any future product candidates advance through clinical trials, and we expand our clinical, regulatory, quality, manufacturing and pre-commercial sales and marketing capabilities. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution activities, and added expenditures to expand our operational, financial and management systems and increase personnel to support these operations.

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

Merger

On November 8, 2022 (the “Closing Date”), Silverback Therapeutics, Inc., a Delaware corporation (“Silverback”), now known as ARS Pharmaceuticals, Inc., completed its reverse merger (the “Merger”) with privately-held ARS Pharmaceuticals, Inc., in accordance with the terms of the agreement and plan of merger and reorganization, dated July 21, 2022, as amended on August 11, 2022 and October 25, 2022 (the “Merger Agreement”), whereby Sabre Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Silverback, merged into ARS Pharma, with ARS Pharma surviving as Silverback’s wholly-owned subsidiary. At the completion of the Merger, the prior ARS Pharma equityholders owned 62% and the prior Silverback equityholders owned 38% of the combined company, in each case on a fully diluted basis using the treasury stock method and excluding out-of-money options of Silverback. Upon completion of the Merger, Silverback changed its name to ARS Pharmaceuticals, Inc. As, among other facts, the stockholders of privately-held ARS Pharma owned a majority of the combined company, the Merger was treated for accounting purposes as if ARS Pharma had acquired Silverback. As a result of the Merger being accounted for as if ARS Pharma had acquired Silverback, all financial statements prior to the Merger are of ARS Pharma.

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

Reduction in Force

On September 19, 2023, the FDA issued a CRL regarding our NDA for neffy. On September 29, 2023, we initiated a 20% reduction in force (“RIF”) in order to conserve our cash resources and manage operating expenses until the anticipated PDUFA target action date in the middle of the second half of 2024. We provided severance payments, continuation of group health insurance coverage, and other benefits for a specified period to the affected employees. We incurred costs of $0.6 million for termination benefits resulting from the RIF, of which $0.1 million remains accrued for as of December 31, 2023.

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

Our external research and development expenses for our clinical stage product candidate consist primarily of fees, materials and other costs paid to CROs, CMOs, consultant and contractors. Our clinical, regulatory, manufacturing, and non-clinical development costs for the periods presented below reflect an allocation of expenses associated with personnel costs, equity-based compensation expense, and indirect costs incurred in support of overall research and development, such as facilities-related costs.

We expect that our research and development expenses will likely decrease in 2024 based on our planned clinical development and manufacturing activities, as we plan to transition to commercialization efforts for the potential launch of our first product in the second half of 2024. However, the timing for regulatory approvals is outside our control, may be delayed and is uncertain. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials and the manufacturing costs of our product candidates due to the inherently unpredictable nature of clinical development and manufacturing activities. Clinical development and manufacturing timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast to what degree our licensing, supply and distribution arrangements would affect our development plans and capital requirements.

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

We expect that our general and administrative expenses will increase substantially in 2024 as we add sales and marketing personnel, infrastructure and programs to support pre-commercial activities, and if our product candidates receive marketing approval, commercialization activities. We expect to continue to incur audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, board of director fees, investor relations costs associated with operating as a public company, patent costs and defense, and general and administrative personnel.

Other Income, net

Other income, net consists primarily of interest income from our cash, cash equivalents, and short-term investments, and net amortization and accretion associated with our short-term investments.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022:

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands, except percentages):

	Year Ended December 31,		Dollar	%
	2023	2022	Change	Change
Revenue under collaboration agreements	$30	$1,316	$(1,286)	(98%)
Operating expenses:
Research and development(1)	20,266	18,376	1,890	10
General and administrative(1)	47,284	18,456	28,828	156
Total operating expenses	67,550	36,832	30,718	83
Loss from operations	(67,520)	(35,516)	(32,004)	90
Total other income:	13,155	834	12,321	*
Net loss	(54,365)	(34,682)	(19,683)	57
Change in unrealized gains and losses on available-for-sale securities	(358)	407	(765)	(188)
Comprehensive loss	$(54,723)	$(34,275)	$(20,448)	60%

______________

(1) Includes stock-based compensation expense as follows (in thousands):

* Not meaningful

	Year Ended December 31,
	2023	2022
Research and development	$2,274	$213
General and administrative	6,961	5,630
Total	$9,235	$5,843

Revenues. Revenues under collaboration agreements were less than $0.1 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively. The revenues for the years ended December 31, 2023 and 2022 include the recognition of revenue for the portion of upfront and clinical and regulatory milestone payments under our collaboration agreement with Alfresa that have been allocated to research and development services provided for during these periods. The revenues for the years ended December 31, 2022 also included similar revenues under our collaboration with Recordati. We expect revenues to fluctuate in future periods based on our ability to meet various regulatory milestones, and contingent on successfully obtaining regulatory approval for neffy in the licensed regions, commercial milestones, royalties or transfer price earned from our partner’s net sales and the supply of commercial product as set forth in these agreements.

Research and Development Expenses. Research and development expenses were $20.3 million and $18.4 million for the years ended December 31, 2023 and 2022, respectively. The increase of $1.9 million was primarily due to a $2.1 million increase in stock-based compensation, a $1.1 million increase in payroll-related expenses, a $0.9 million increase in consulting fees, and a $0.5 million increase in other operating expenses. These aggregated increases were partially offset by a $1.0 million decrease in license milestone expenses, a $0.9 million decrease in in-process research and development expenses, a $0.5 million decrease in clinical trial costs associated with neffy, and a $0.3 million decrease in regulatory filing fees.

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Clinical and regulatory	$9,057	$8,894
Manufacturing and non-clinical development	11,209	9,482
Total research and development expenses	$20,266	$18,376

General and Administrative Expenses. General and administrative expenses were $47.3 million and $18.5 million for the years ended December 31, 2023 and 2022, respectively. The increase of $28.8 million was primarily due to a $13.6 million increase in pre-commercial launch activities related to neffy, a $6.8 million increase in payroll-related expenses, a $2.6 million increase in consulting fees, a $1.3 million increase in stock-based compensation, a $0.7 million increase in insurance costs, a $0.7 million increase in legal expenses, a $0.7 million increase in general overhead, a $0.6 million increase in conference expenses, a $0.5 million increase in recruiting fees, a $0.3 million increase in professional fees for accounting, auditing and tax, and a $1.0 million increase in other operating expenses.

Other Income, Net. Other income, net was $13.2 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively. The increase of $12.3 million was primarily due to a $11.7 million increase in interest income from our cash, cash equivalents, and short-term investments, a $0.6 million decrease in interest expense due to the Silicon Valley Bank loan payoff in November 2022, and $0.3 million from the sale of in-process research and development obtained in the Merger.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have not generated any revenue from any product sale and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates until the second half of 2024 or after, if at all. We have funded our operations to date primarily with proceeds from the Merger, the sale of preferred and common stock, revenue earned under collaboration, licensing, supply and distribution agreements, and bank debt. From inception to December 31, 2023, we have raised $262.3 million in cash, cash equivalents and short-term investments, net of transaction costs, from the Merger, net proceeds of $76.3 million from the issuance of convertible preferred and common stock, $27.8 million from our collaboration, licensing, supply and distribution arrangements, and $10.0 million from bank debt. As of December 31, 2023, we had cash, cash equivalents, and short-term investments of $228.4 million.

Cash flows

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash and cash equivalents used in operating activities	$(59,266)	$(40,078)
Net cash and cash equivalents used in investing activities	(87,180)	(199)
Net cash and cash equivalents provided by financing activities	6,899	190,732
Net (decrease) increase in cash and cash equivalents	$(139,547)	$150,455

Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $59.3 million. This consisted primarily of a net loss of $54.4 million, a decrease in our operating liabilities of $5.9 million, an increase in our operating assets of $1.4 million, and non-cash charges of $2.4 million. The decrease in our operating liabilities was primarily due to a decrease in contract liability of $3.1 million and a decrease in accounts payable and accrued liabilities of $2.8 million. The increase in our operating assets was primarily due to an increase in prepaid and other assets of $1.4 million. The non-cash charges consisted of non-cash stock-based compensation of $9.2 million, partially offset by $6.9 million in net amortization of discounts on short-term investments.

During the year ended December 31, 2022, net cash used in operating activities was $40.1 million. This consisted primarily of a net loss of $34.7 million, a decrease in our operating liabilities of $11.6 million, an increase in our operating assets of $1.2 million, partially offset by non-cash charges of $7.4 million. The decrease in our operating liabilities was primarily due to a decrease in accounts payable and accrued liabilities of $10.3 million and a decrease in contract liability of $1.3 million. The increase in our operating assets was primarily due to an increase in prepaid and other assets of $1.2 million. The non-cash charges primarily consisted of non-cash stock-based compensation of $5.8 million, expense of acquired in-process research and development of $1.1 million, depreciation, amortization and accretion expense of $0.3 million, and change in fair value of warrant liability of $0.1 million.

Investing Activities

During the year ended December 31, 2023, the cash and cash equivalents used in investing activities was $87.2 million. This consisted primarily of purchases of short-term investments of $272.0 million, maturities of short-term investments of $185.0 million, and purchases of property and equipment of $0.2 million. During the year ended December 31, 2022, the cash and cash equivalents used in investing activities was $0.2 million due to purchases of property and equipment.

Financing Activities

During the year ended December 31, 2023, the cash and cash equivalents provided by financing activities was $6.9 million, which consisted of proceeds from stock option exercises and the employee stock purchase plan. During the year ended December 31, 2022, the cash and cash equivalents provided by financing activities was $190.7 million which consisted of $198.8 million in net proceeds from the Merger, $0.6 million of proceeds from stock option exercises and the employee stock purchase plan, partially offset by $8.7 million for repayment of the bank note.

Future Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through at least the next three years. In particular, we expect our cash, cash equivalents, and short-term investments will allow us to fund our expenses related to resubmission and the FDA’s review of our NDA for neffy, fund proof of concept clinical trials of neffy for additional indications, fund pre-commercial manufacturing and sales and marketing activities, and if and when neffy is approved by the FDA, fund our commercial launch. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Material Cash Requirements

Under our license agreement with Aegis, we paid an aggregate $1.5 million for an upfront license fee and meeting certain regulatory milestones, and have remaining payment obligations of up to $18.5 million contingent upon our achievement of certain other regulatory and commercial milestones. We are also required to make royalty payments in connection with the sale of products developed under that agreement. We are unable to estimate the timing or likelihood of achieving additional milestones or royalty payments under this agreement. We are also responsible for reimbursing Aegis for patent costs incurred in connection with prosecuting and maintaining patent rights that are specific to epinephrine or epinephrine products.

Pursuant to the Termination Agreement with Recordati, we made a one-time upfront payment of €3.0 million, and have remaining payment obligations of up to €7.0 million contingent upon our achievement of certain regulatory and commercial milestones, and up to €5.0 million based on a low double-digit percentage of sales of Recordati Licensed Product(s) in the Recordati Territory. We are unable to estimate the timing or likelihood of achieving these milestones and sales-based payments under this agreement.

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

To date, we have not recognized any reserves related to uncertain tax positions. As of December 31, 2023, we had no accrued interest or penalties related to uncertain tax positions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for a “smaller reporting company” as defined under Item 10(f)(1) of Regulation S-K of the Securities Act.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ARS Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ARS Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 21, 2024

ARS Pharmaceuticals, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$70,971	$210,518
Short-term investments	157,389	63,863
Prepaid expenses and other current assets	3,366	3,319
Total current assets	231,726	277,700
Right-of-use asset	250	445
Fixed assets, net	574	329
Other assets	638	2,961
Total assets	$233,188	$281,435
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (including related party amounts of $178 and $16, respectively)	$2,154	$4,931
Lease liability, current	237	230
Contract liability, current	—	283
Total current liabilities	2,391	5,444
Lease liability, net of current portion	37	251
Contract liability, net of current portion	—	2,854
Total liabilities	2,428	8,549
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at December 31, 2023 and 2022; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at December 31, 2023 and 2022; 96,414,963 and 93,943,316 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	10	9
Additional paid-in capital	362,004	349,408
Accumulated other comprehensive gain, net	49	407
Accumulated deficit	(131,303)	(76,938)
Total stockholders’ equity	230,760	272,886
Total liabilities, convertible preferred stock and stockholders’ equity	$233,188	$281,435

The accompanying notes are an integral part of these financial statements.

ARS Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share information)

	Year Ended December 31,
	2023	2022
Revenue under collaboration agreements	$30	$1,316

Operating expenses:
Research and development (including related party amounts of $1,796 and $2,144, respectively)	20,266	18,376
General and administrative (including related party amounts of $940 and $603, respectively)	47,284	18,456
Total operating expenses	67,550	36,832
Loss from operations	(67,520)	(35,516)
Other income, net	13,155	974
Change in fair value of financial instruments	—	(140)
Net loss	$(54,365)	$(34,682)
Change in unrealized gains and losses on available-for-sale securities	(358)	407
Comprehensive loss	$(54,723)	$(34,275)
Net loss per share, basic and diluted	$(0.57)	$(0.87)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	95,215,322	39,956,043

The accompanying notes are an integral part of these financial statements.

ARS Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain, Net	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	4,764,000	$365	606,060	$1,000	7,692,309	$19,868	9,337,066	$54,806	30,369,413	$3	$10,984	$—	$(42,256)	$(31,269)
Conversion of preferred stock to common stock as a result of the Merger	(4,764,000)	(365)	(606,060)	(1,000)	(7,692,309)	(19,868)	(9,337,066)	(54,806)	26,473,899	3	76,036	—	—	76,039
Issuance of common stock to Silverback stockholders as a result of the Merger	—	—	—	—	—	—	—	—	36,535,541	3	255,758	—	—	255,761
Reclassification of warrant liability to equity	—	—	—	—	—	—	—	—	—	—	223	—	—	223
Exercise of common stock options, shares issued under the employee stock purchase plan, and release of restricted stock units	—	—	—	—	—	—	—	—	564,463	—	564	—	—	564
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,843	—	—	5,843
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	407	(34,682)	(34,275)
Balance at December 31, 2022	—	$—	—	$—	—	$—	—	$—	93,943,316	$9	$349,408	$407	$(76,938)	$272,886
Exercise of common stock options, shares issued under the employee stock purchase plan, and release of restricted stock units	—	—	—	—	—	—	—	—	2,471,647	1	6,899	—	—	6,900
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	9,347	—	—	9,347
Removal of retrospective insurance policy acquired in the Merger	—	—	—	—	—	—	—	—	—	—	(3,650)	—	—	(3,650)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(358)	(54,365)	(54,723)
Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	96,414,963	$10	$362,004	$49	$(131,303)	$230,760

The accompanying notes are an integral part of these financial statements

ARS Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(54,365)	$(34,682)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,235	5,843
Acquired in-process research and development	—	1,056
Depreciation	73	34
Amortization and accretion, net	(6,878)	285
Change in fair value of warrant liability	—	140
Changes in operating assets and liabilities:
Prepaid and other assets	(1,435)	(1,186)
Donation of equipment	30	—
Accounts payable and accrued liabilities (including related party amounts of $162 and $(143), respectively)	(2,777)	(10,285)
Operating right-of-use assets and lease liabilities, net	(12)	33
Contract liability	(3,137)	(1,316)
Net cash used in operating activities	(59,266)	(40,078)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale	(272,005)	—
Maturities of short-term investments, available-for-sale	185,000	—
Purchase of property and equipment	(175)	(199)
Net cash used in investing activities	(87,180)	(199)
Cash flows from financing activities:
Cash proceeds from the Merger, net of transaction costs	—	198,843
Proceeds from exercise of common stock options and employee stock purchase plan	6,899	570
Repayment of bank note payable	—	(8,681)
Net cash provided by financing activities	6,899	190,732
Net change in cash and cash equivalents	(139,547)	150,455
Cash and cash equivalents at beginning of period	210,518	60,063
Cash and cash equivalents at end of period	$70,971	$210,518
Supplemental cash flow information:
Conversion of Series A, B, C, and D convertible preferred stock to common stock	$—	$76,039
Short-term investments assumed in the Merger	$—	$63,473
Prepaid expense and other current assets assumed in the Merger	$—	$4,404
Accounts payable and accrued liabilities assumed in the Merger	$—	$12,017
Reclassification of warrant liability to equity	$—	$223
Interest paid	$—	$366
Removal of retrospective insurance policy acquired in the Merger, included in prepaid and other current assets and other assets, and related reduction in additional paid in capital	$3,649	$—
Purchases of property and equipment included in accounts payable	$—	$91
Purchases of property and equipment reclassed from prepaid expenses and other current assets	$174	$—

The accompanying notes are an integral part of these financial statements.

ARS Pharmaceuticals, Inc.

Notes to Financial Statements

1. Nature of Business

Description of Business

ARS Pharmaceuticals, Inc. (“ARS”, “ARS Pharma” or the “Company”) is focused on the development of ARS-1 (brand name neffy), a proprietary product candidate for the needle-free intranasal delivery of epinephrine for the emergency treatment of Type I allergic reactions including anaphylaxis. The Company incorporated in Delaware in January 2016 and is located in San Diego, California. The Company has a wholly owned subsidiary, ARS Pharmaceuticals Operations, Inc., incorporated in Delaware in August 2015, through which it conducts substantially all its operations. ARS Pharmaceuticals Operations, Inc. has a wholly owned subsidiary in Ireland, ARS Pharmaceuticals IRL, Limited, to facilitate the filing of regulatory approval for neffy in European countries.

Merger Transaction

On November 8, 2022 (the “Closing Date”), Silverback Therapeutics, Inc., a Delaware corporation (“Silverback”), now known as ARS Pharmaceuticals, Inc., completed its reverse merger (the “Merger”) with privately-held ARS Pharma, in accordance with the terms of the agreement and plan of merger and reorganization, dated July 21, 2022, as amended on August 11, 2022 and October 25, 2022 (the “Merger Agreement”), whereby Sabre Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Silverback, merged into ARS Pharma, with ARS Pharma surviving as Silverback’s wholly-owned subsidiary. ARS Pharma was renamed ARS Subsidiary, Inc., and then subsequently renamed ARS Pharmaceuticals Operations, Inc.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses since its inception and had an accumulated deficit of $131.3 million as of December 31, 2023. The Company had cash, cash equivalents, and short-term investments of $228.4 million as of December 31, 2023 and has not generated positive cash flows from operations. To date, the Company has funded its operations primarily with proceeds from the Merger, the issuance of convertible preferred stock, payments earned under collaboration agreements and bank debt. The Company’s currently available cash, cash equivalents, and short-term investments as of December 31, 2023 are sufficient to meet its anticipated cash requirements for at least the 12 months following the date these financial statements are issued.

From August 5, 2015 (inception) through December 31, 2023, the Company has devoted substantially all of its efforts to developing intellectual property, conducting product development and clinical trials, raising capital, and building infrastructure. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. If the Company does not successfully commercialize any product candidates for which it receives regulatory approval, it will be unable to generate recurring product revenue or achieve profitability. Management expects operating expenses to increase for the foreseeable future and there can be no assurance that the Company will ever achieve profitability, or if achieved, that it will be sustained on a continuing basis.

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

Reduction in Force

On September 19, 2023, the FDA issued a CRL regarding our NDA for neffy. On September 29, 2023, we initiated a 20% reduction in force (“RIF”) in order to conserve our cash resources and manage operating expenses until the anticipated PDUFA target action date in the middle of the second half of 2024. We provided severance payments, continuation of group health insurance coverage, and other benefits for a specified period to the affected employees. We incurred costs of $0.6 million for termination benefits resulting from the RIF, of which $0.1 million remains accrued for as of December 31, 2023.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”). The Company’s financial statements are presented on a consolidated basis, which include the accounts of ARS Pharmaceuticals, Inc., ARS Pharmaceuticals Operations, Inc. and ARS Pharmaceuticals IRL, Limited. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s functional and reporting currency is the U.S. dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense) in the consolidated statements of operations and comprehensive loss. All adjustments considered necessary for a fair presentation have been included.

Since ARS Pharma was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger the consolidated financial statements were prepared on a stand-alone basis for ARS Pharma and did not include the combined entities activity or financial position. For periods subsequent to the Merger, the consolidated financial statements include Silverback’s activity and Silverback’s assets and liabilities at their acquisition date fair value. Historical share and per share figures of ARS Pharma have been retroactively restated based on the exchange ratio in the Merger of 1.1819.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the asset or asset group are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds its fair value. The Company has not recognized any impairment losses from inception through December 31, 2023.

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

Acquired in-process research and development expense

Acquired in-process research and development expense (“IPR&D”) is expensed on the acquisition date if there is no alternative future use. Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration becomes payable. Milestone payments made to third parties subsequent to regulatory approval will be capitalized as intangible assets and amortized over the estimated remaining useful life of the related product.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company recognizes expense for awards subject to performance-based milestones over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and recognizes forfeitures as they occur. In the event that stock-based awards are granted in contemplation of or shortly before a planned release of material non-public information, and such information is expected to result in a material increase in the share price of our common stock, the Company may consider whether an adjustment to the observable market price is required when estimating the grant date fair value.

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

	As of December 31,
	2023	2022
Warrants to purchase common stock	45,456	45,456
Common stock options granted and outstanding	11,493,481	12,063,560
Restricted stock units	4,144	10,651
Total	11,543,081	12,119,667

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This standard was effective for the Company beginning January 1, 2023. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements — Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (ASU 2023-07), which requires issuers to make additional disclosures with respect to segment expenses, including required disclosure on an annual and interim basis for significant segment expenses and other segment items. ASU 2023-07 also permits the disclosure of more than one measure of a segment’s profit or loss. ASU 2023-07 is effective for the Company as of January 1, 2024 for annual periods and as of January 1, 2025 for interim periods. The Company is evaluating the expected impact of ASU 2023-07 on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASU 2023-09), which requires issuers to make additional disclosures on an annual basis related to specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis, disclose additional information about income taxes paid as well as other disaggregated disclosures. ASU 2023-09 is effective for the Company as of January 1, 2025 for annual periods. The Company is evaluating the expected impact of ASU 2023-09 on the consolidated financial statements.

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

As part of the reverse recapitalization, ARS Pharma obtained $262.3 million in cash, cash equivalents and short-term investments, net of transaction costs. ARS Pharma also obtained prepaids and other current assets of approximately $0.8 million and assumed payables and accruals of approximately $12.0 million. ARS Pharma also obtained $1.1 million in IPR&D assets that have no alternative future use. The fair value attributable to these IPR&D assets was recorded as research and development expense in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2022. ARS Pharma also incurred transaction costs of approximately $2.1 million and this amount was recorded as a reduction to additional paid-in capital.

During the fourth quarter ended December 31, 2023, the Company determined that the retrospective insurance policy that was recorded as an asset at the date of the Merger on November 8, 2022, should have been expensed by Silverback prior to the Merger. As a result, the Company has made a correction of an immaterial error during the quarter ended December 31, 2023, by reversing $0.6 million in previously recorded amortization expense incurred from the date of the Merger through September 30, 2023, removing the asset and reducing additional paid in capital in the amount of $3.6 million.

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

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

December 31, 2023	Level	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Cash and cash equivalents - Money market mutual funds	1	$69,938	$—	$—	$69,938
Short-term investments - U.S. Treasury securities	2	157,340	61	(12)	157,389
Total		$227,278	$61	$(12)	$227,327
December 31, 2022
Cash and cash equivalents - Money market mutual funds	1	$209,273	$—	$—	$209,273
Short-term investments - U.S. Treasury securities	2	63,456	407	—	63,863
Total		$272,729	$407	$—	$273,136

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the periods presented. During the year ended December 31, 2023, the Company purchased $272.0 million in short-term investments and there was $185.0 million in maturities of short-term investments. During the year ended December 31, 2022, the Company purchased no short-term investments and there were no maturities of short-term investments.

The Company’s short-term investments portfolio contains investments in U.S. Treasury securities that have an effective maturity date that is less than one year from the respective balance sheet date. The Company's money market mutual fund holdings are highly liquid and invest primarily in cash and U.S. Treasury securities.

There was a $0.4 million unrealized loss on available-for-sale securities for the year ended December 31, 2023 and a $0.4 million unrealized gain on available-for-sale securities for the year ended December 31, 2022. Management determined that the gross unrealized losses on the Company’s available-for-sale securities as of December 31, 2023 were primarily attributable to current economic and market conditions and not credit risk. As of December 31, 2023 and December 31, 2022, no allowance for credit losses was recorded. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell any investments prior to recovery of its amortized cost basis, which is expected to be at maturity.

Accrued interest on the Company's available-for-sale securities was $0.7 million as of December 31, 2023 and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

As of December 31, 2023 and December 31, 2022, the Company did not have any liabilities that were measured at fair value on a recurring basis.

5. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid expenses	$1,124	$771
Prepaid insurance	904	1,539
Interest receivable	686	796
Prepaid development costs	380	—
Capitalized software implementation costs	163	—
Other receivables	109	213
Total	$3,366	$3,319

Property and equipment consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Equipment	$695	$377
Less accumulated depreciation	(121)	(48)
Total	$574	$329

Depreciation expense was $0.1 million for the years ended December 31, 2023 and 2022.

Other long-term assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Capitalized software implementation costs	$617	$—
Prepaid insurance	—	2,940
Security deposit	21	21
Total	$638	$2,961

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accounts payable	$759	$1,659
Accrued clinical expenses	515	609
Accrued compensation	315	447
Accrued development expenses	190	133
Accrued legal and professional fees	174	908
Accrued pre-commercialization marketing related expenses	42	—
Accrued tax expenses	4	174
Other	155	1,001
Total	$2,154	$4,931

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

Clinical and Commercial Supply. Arrangements that include a promise for the future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. The Company has not earned revenues for clinical or commercial supply sales as of December 31, 2023.

Royalty/Transfer Price Revenues. For arrangements that include sales-based royalties or transfer price, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company has not received any royalty or transfer price revenues as of December 31, 2023.

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

At the commencement of this collaboration, the Company identified the following performance obligations: the license for neffy and research and development services. The Company determined the initial transaction price to be $7.0 million, which includes a clinical milestone as it was deemed not probable of significant reversal at the inception of the agreement. Due to the uncertainty in the achievement of the regulatory and commercial milestones, the variable consideration associated with these future milestone payments has been fully constrained and is excluded from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period. The transaction price was allocated to the performance obligations based on the estimated stand-alone selling price of each performance obligation. The Company recognized revenue of less than $0.1 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively. There was no contract liability as of December 31, 2023.

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

The Company determined that the Recordati rights at the time of entering into the Termination Agreement had no alternative future use and therefore recorded the €3.0 million upfront payment to Recordati as an IPR&D expense presented within research and development expense. The Termination Agreement ended the Company’s performance obligations pursuant to the Recordati Agreement and consequently the existing contract liability of $3.1 million previously received from Recordati was recorded against IPR&D expense presented within research and development expense. Accordingly, no revenue was recognized in the year ended December 31, 2023. The Company recognized revenue of $1.2 million for the year ended December 31, 2022.

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

A reconciliation of contract liability from the Alfresa, Recordati, and Pediatrix collaboration agreements was as follows (in thousands):

Balance at December 31, 2022	$3,137
IPR&D expense related to the Termination Agreement	(3,107)
Revenue recognized	(30)
Balance at December 31, 2023	$—

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

Leases

In October 2021, the Company entered into a 38-month noncancelable lease for its current headquarters location consisting of 4,047 rentable square feet of office space in San Diego, California. Under the terms of the agreement, there is no option to extend the lease, and the Company is subject to additional charges for common area maintenance and other costs. Monthly rental payments due under the lease commenced on December 6, 2021 and escalate through the lease term. The Company prepaid the first month’s rent upon execution of the lease, and the lease agreement provided full rent abatement for the second and third months of the rental term. As of December 31, 2023, the remaining lease term of the Company’s operating lease was 14 months, and the discount rate on the Company’s operating lease was 8%. As there was not an implicit rate within the lease, the discount rate was determined by using a set of peer companies incremental borrowing rates. The Company's operating lease expense was $0.2 million for each of the years ended December 31, 2023 and 2022. The Company's variable lease expense was immaterial for each of the years ended December 31, 2023 and 2022. Cash paid for amounts included in the measurement of lease liabilities was $0.2 million for each of the years ended December 31, 2023 and 2022.

As of December 31, 2023, future minimum noncancelable operating lease payments are as follows (in thousands):

Year ended December 31,	Amount
2024	$245
2025	42
Total lease payments	287
Less imputed interest	(13)
Lease liability	274
Less current portion of lease liability	(237)
Lease liability, net of current portion	$37

Contingencies

From time to time, the Company may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business.

On August 12, 2021, Amphastar Pharmaceuticals, Inc. (“Amphastar”) filed a Petition for Inter Partes Review with the United States Patent and Trademark Office (“USPTO”), seeking to invalidate claims 1-20 of United States Patent No. 10,682,414 (the “‘414 patent”). The ‘414 patent issued on June 16, 2020 and is entitled “Intranasal Epinephrine Formulations and Methods for the Treatment of Disease.” The claims of the ‘414 patent are directed to methods of treating a type-1 hypersensitivity reaction, including anaphylaxis, using an aqueous nasal spray pharmaceutical formulation containing epinephrine or a salt thereof in a single dose. On February 9, 2023, the USPTO issued a Final Written Decision finding claims 3-6 and 18-20, which encompass the Company’s neffy product candidate, patentable, and claims 1-2 and 7-17 unpatentable. On April 12, 2023, Amphastar filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. On May 15, 2023, the Company filed a motion to dismiss for lack of standing, which will be heard along with the merits of the case. Briefing on the merits is expected to be completed in the second quarter of 2024, and a decision from the Federal Circuit is expected by mid-2025. The results of any appeal proceedings are inherently unpredictable and uncertain, and could result in the Federal Circuit finding some or all of claims 1-20 of the ‘414 patent to be invalid or unenforceable.

On July 24, 2023, Aera A/S, an IP consultancy firm in Denmark representing an unidentified opponent, filed a notice of opposition with the European Patent Office (the “EPO”) in respect of EP 3678649 (the “EP ‘649 Patent”), which is a patent directed to a nasal spray formulation of epinephrine, and uses thereof. We filed a response to the notice of opposition on December 15, 2023, and we will continue to vigorously defend the EP ‘649 Patent. The results of any notice of opposition are inherently unpredictable and uncertain, and could result in the EPO finding the patent to be invalid or unenforceable.

Regardless of the outcome, involvement in legal proceedings may have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company cannot predict the outcome of these suits, and failure by the Company to obtain favorable resolutions could have a material adverse effect on its business, results of operations, and financial condition. The Company’s chances of success on the merits of these suits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of December 31, 2023.

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

The Company is responsible for reimbursing Aegis for patent costs incurred in connection with prosecuting and maintaining patent rights that are specific to epinephrine or epinephrine products. There were no expenses recognized in connection with legal patent fees for the years ended December 31, 2023 and 2022.

The Company may terminate the Aegis Agreement with 30 days written notice or either party may terminate the Aegis Agreement for certain breaches of the Aegis Agreement. Unless terminated earlier by either or both parties, the term of the Aegis Agreement will continue until the final expiration of all royalty obligations under the Aegis Agreement.

In conjunction with the Aegis Agreement, the Company also entered into a Supply Agreement (the “Supply Agreement”) with Aegis that allows the Company to purchase materials for preclinical, development and commercial use at predetermined prices. The Company may elect to have Aegis supply minimum quantities but there are no minimum or maximum purchase obligations under the Supply Agreement unless this election is made. The parties may terminate the Supply Agreement at any time by mutual agreement. In addition, the parties may terminate the Supply Agreement in the event of certain breaches of the Supply Agreement or upon the earlier of the expiration or termination of the Aegis Agreement or June 2028. The Supply Agreement term may be extended by mutual written agreement. Under the Supply Agreement, $0.3 million and $1.0 million in expense was recognized in the years ended December 31, 2023 and 2022, respectively.

Manufacturing Agreement with Renaissance

In September 2020, the Company entered into a manufacturing agreement with Renaissance Lakewood, LLC (“Renaissance”), which was subsequently amended in July 2023 (the “Renaissance Agreement”). Pursuant to the Renaissance Agreement, Renaissance agreed to manufacture for, and provide to the Company, neffy nasal unit dose sprays (“Renaissance Products”). The Company is obligated to provide Renaissance with certain supplies to manufacture the Renaissance Products and to purchase from Renaissance a mid double-digit percentage of the Company’s annual aggregate Renaissance Product requirements in the E.U., and a high double-digit percentage of the Company’s annual aggregate Renaissance Product requirements in the U.S. The Renaissance Agreement contains conventional commercial pharmaceutical manufacturing provisions including certain minimum purchase amounts to be determined in the future based on forecast needs and minimum batch size projections. The Company may also request Renaissance to perform certain services related to the Renaissance Product, for which the Company will pay reasonable compensation to Renaissance.

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

Common stock reserved for future issuance consisted of the following:

	December 31, 2023	December 31, 2022
Common stock options granted and outstanding	11,493,481	12,063,560
Restricted stock units granted and outstanding	4,144	10,651
Common stock reserved for future awards or option grants	6,220,866	3,373,801
Warrants to purchase common stock	45,456	45,456
Total	17,763,947	15,493,468

10. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development expense	$2,274	$213
General and administrative expense	6,961	5,630
Total stock-based compensation expense	$9,235	$5,843

As of December 31, 2023, the total unrecognized stock-based compensation expense related to outstanding employee options was $22.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.43 years.

In November 2022, in connection with the Merger, the Company assumed restricted stock units granted by Silverback, of which 10,651 were outstanding as of December 31, 2022 and 4,144 are outstanding as of December 31, 2023.

Equity Incentive Plans

In September 2018, ARS Pharma adopted the 2018 Equity Incentive Plan. As a result of the Merger, on November 8, 2022 ARS Pharma assumed Silverback’s 2016 and 2020 Equity Incentive Plans, and Employee Stock Purchase Plan (“ESPP”). There were 44,961 shares and an immaterial number of shares of common stock purchased under the ESPP during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the 2016 and 2020 Equity Incentive Plans authorized a total of 16,018,660 shares, of which 5,923,521 shares are available for future grant, and 5,963,430 shares are outstanding. As of December 31, 2023, the 2018 Equity Incentive Plan authorized a total of 6,634,333 shares, of which 297,345 shares are available for future grant, and 5,534,195 shares are outstanding. The Company does not intend to grant future stock options or other equity awards under the 2016 or 2018 Equity Incentive Plans.

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

A summary of the Company’s stock option activity for the year ended December 31, 2023 is as follows:

	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	12,063,560	$6.07
Granted	4,749,600	$8.03
Exercised	(2,422,636)	$2.76
Forfeited	(2,897,043)	$15.06
Outstanding at December 31, 2023	11,493,481	$5.32	7.89	$25,078
Exercisable at December 31, 2023	7,502,931	$3.86	7.27	$25,078

The exercisable shares subject to options outstanding at December 31, 2023 in the table above include vested and early exercisable awards. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at December 31, 2023. The aggregate intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $8.5 million and $1.2 million, respectively.

The weighted-average grant date fair value per share of option grants for the years ended December 31, 2023 and 2022 was $6.31 and $1.50, respectively. The total fair value of shares vested during the years ended December 31, 2023 and 2022 was $4.5 million and $2.7 million, respectively.

The fair value of stock options granted was estimated using a Black-Scholes option-pricing model (“Black-Scholes”) with the following weighted-average assumptions:

	Year Ended December 31,
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

11. Income Taxes

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Years Ended December 31,
	2023	2022
Tax computed at federal statutory rate	$(11,416)	$(7,283)
State income taxes, net of federal benefit	(22)	(21)
Officers Compensation (Sec 162(m))	745	195
Equity compensation	749	290
Research and development credits	(1,179)	(624)
Other	(88)	257
Valuation allowance	11,211	7,186
Provision for income taxes	$—	$—

Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$16,127	$8,252
Research and development credits	4,143	2,964
Intangible assets	7,322	3,746
Equity compensation	1,498	2,279
Contract liability	—	661
Other	66	104
Total deferred tax assets	29,156	18,006
Deferred tax liabilities:
ROU asset	(53)	(94)
Other	(59)	(155)
Total deferred liabilities	(112)	(249)
Gross deferred tax assets	29,044	17,757
Valuation allowance	(29,044)	(17,757)
Net deferred tax assets	$—	$—

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred assets. At such time as it is determined that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced. The change in the valuation allowance for the year ended December 31, 2023 was an increase of $11.3 million.

At December 31, 2023, the Company had federal and state net operating loss carryforwards (NOL) of $76.2 million and $2.5 million, respectively. Federal NOL carryforwards of $76.2 million, generated after 2017, may be carried forward indefinitely but can only be utilized to offset 80% of future taxable income. The state NOL carryforwards begin expiring in 2036. State NOLs totaling $2.0 million may be carried forward indefinitely. In addition, the Company also has federal and California research and development credit carryforwards totaling $3.8 million and $0.4 million, respectively. The federal research and development credit carryforwards will begin to expire in 2035 unless previously utilized. The California research credits do not expire. The NOL and credit carryovers noted above do not include the pre-Merger amounts attributable to Silverback as noted in the IRC Section 382 disclosure in the paragraph below.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the company's NOL and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes have occurred or occurs in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

Additionally, as part of the transaction with Silverback, certain deferred tax assets generated in the Silverback pre-Merger periods were acquired by the Company consisting of federal and state net operation loss carryovers, research tax credit carryovers, and other tax attributes. These deferred tax assets will be subject to limitations on future use under IRC Section 382 and some of the attributes may expire unused. The Company has not completed an analysis under IRC Section 382 to determine the amount of such tax attributes that will be available annually and how much, if any, of the tax attributes may expire unused. As a result, the Company has not included any of these deferred tax assets in its components of deferred tax asset in the table above. Once the analysis is complete, to the extent that such deferred tax assets are available for future utilization, such assets will be included in the deferred tax assets and will be fully offset by valuation allowance as of December 31, 2023.

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

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Unrecognized tax benefits - beginning	$1,520	$1,147
Gross increases – tax positions in prior period	951	—
Gross increase – current-period tax positions	475	373
Unrecognized tax benefits - ending	$2,946	$1,520

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

The Company files income tax returns in the United States, various states, and Ireland. Due to the Company’s losses incurred, the Company's income tax returns for all jurisdictions are subject to examination by tax authorities from inception. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2023, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties. The Company has not incurred any material interest or penalties as of the current reporting date with respect to income tax matters. The Company does not expect that there will be unrecognized tax benefits of a significant nature that will increase or decrease within 12 months of the reporting date.

12. Employee Benefit Plans

In June 2022, the Company adopted a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended, for the Company’s U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the Internal Revenue Service (the “IRS”) annual limits. The Company matches up to 5% of an employee’s pay that they contribute to the plan, subject to IRS limitations. Expenses associated with the Company’s matching contribution totaled $0.4 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

13. Related-Party Transactions

In September 2015, the Company entered into a consulting agreement, superseded in July 2022, for regulatory and development services with Pacific-Link Regulatory Consulting, Inc., an entity owned by the President/Chief Executive Officer/director and his spouse, the Chief Medical Officer of the Company. The Company incurred consulting expense related to this agreement totaling $1.9 million and $2.1 million during the years ended December 31, 2023 and 2022, respectively.

In September 2018, the Company entered into a consulting agreement with Marlinspike Group, LLC (“Marlinspike Group”) to provide management, business consulting services and business development support. The managing member of Marlinspike Group is the Chair of the Board of Directors of the Company and one of its stockholders. The Company incurred annual expenses related to this agreement totaling $0.2 million for both of the years ended December 31, 2023 and 2022.

In November 2018, the Company entered into a consulting agreement for commercial and marketing consulting services with Red Team Associates, LLC (“Red Team”), an entity controlled by the former Executive Vice President of Commercial Strategy of the Company. The Company incurred consulting expense related to this agreement totaling $0.4 million and $0.2 million during the years ended December 31, 2023 and 2022, respectively.

In April 2021, the Company entered into a consulting agreement, as amended in April 2022, with a member of the Board of Directors of the Company for general advice and assistance with the development of its current and future product candidates. As compensation for the consulting services the Company granted the member of the Board of Directors 590,950 stock options that vest over a four-year period. The Company incurred stock-based compensation expense related to this agreement totaling $0.1 million for both of the years ended December 31, 2023 and 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarter ended December 31, 2023, one of our executive officers modified an existing trading plan for the orderly disposition of the Company’s securities as set forth in the table below. Such modification of the existing trading plan was treated as the termination of an existing plan and the adoption of a new plan pursuant to Rule 10b5-1(c)(iv) under the Exchange Act.

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold	Expiration Date
Brian Dorsey, Chief Operating Officer	Termination(3)	December 8, 2023	X		340,000	March 31, 2025
Brian Dorsey, Chief Operating Officer	Adoption(3)	December 8, 2023	X		340,000	March 31, 2025

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) "Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on March 31, 2023 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections headed Election of Directors and Executive Officers contained in our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2024 (the “Proxy Statement”) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be set forth in the sections headed Executive Compensation and Non-Employee Director Compensation contained in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the sections headed Security Ownership of Certain Beneficial Owners and Management and Executive Compensation contained in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the sections headed Certain Related-Person Transactions and Information Regarding the Board of Directors and Corporate Governance contained in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in the sections headed Ratification of Selection of Independent Registered Public Accounting Firm contained in the Proxy Statement and is incorporated herein by reference.

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

4.3	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2023).
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

10.8+	ARS Pharmaceuticals Inc. Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2023).
10.9+	Non-Employee Director Compensation Policy, as amended.
10.10‡*

Termination Agreement, dated as of February 22, 2023, by and between ARS Pharmaceuticals, Inc. and Recordati Ireland, Ltd (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2023).

10.11‡*

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

10.12‡*

Collaboration and License Agreement, dated as of April 30, 2020, by and between ARS Pharmaceuticals, Inc. and Alfresa Pharma Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 8, 2022).

10.13‡*

Collaboration and Distribution Agreement, dated as of March 1, 2021, by and between ARS Pharmaceuticals, Inc. and Pediatrix Therapeutics (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 8, 2022).

10.14‡*

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

10.21+

Executive Employment Agreement, by and between ARS Pharmaceuticals, Inc. and Alex Fitzpatrick, effective as of December 1, 2022 (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2023).

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

10.25‡*

First Amendment, dated July 26, 2023, to Manufacturing Agreement, dated as September 9, 2020, by and between ARS Pharmaceuticals, Inc. and Renaissance Lakewood, LLC. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023)

21.1	Subsidiaries of the registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Recoupment Policy.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

+ Indicates management contract or compensatory plan.

‡ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

* Certain information in this exhibit is omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and is the type that the registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARS Pharmaceuticals, Inc.

Date: March 21, 2024	By:	/s/ Richard Lowenthal, M.S., MSEL
Richard Lowenthal, M.S., MSEL
President, Chief Executive Officer, and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Lowenthal and Kathleen Scott, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Richard Lowenthal, M.S., MSEL	President, Chief Executive Officer, and Director	March 21, 2024
Richard Lowenthal, M.S., MSEL	(Principal Executive Officer)

/s/ Kathleen D. Scott	Chief Financial Officer	March 21, 2024
Kathleen D. Scott	(Principal Financial and Accounting Officer)

/s/ Pratik Shah, Ph.D.	Chairman of the Board of Directors	March 21, 2024
Pratik Shah, Ph.D.

/s/ Peter Kolchinsky, Ph.D.	Director	March 21, 2024
Peter Kolchinsky, Ph.D.

/s/ Rajeev Dadoo, Ph.D.	Director	March 21, 2024
Rajeev Dadoo, Ph.D.

/s/ Brenton L. Saunders	Director	March 21, 2024
Brenton L. Saunders

/s/ Phillip Schneider	Director	March 21, 2024
Phillip Schneider

/s/ Michael Kelly	Director	March 21, 2024
Michael Kelly

/s/ Laura Shawver, Ph.D.	Director	March 21, 2024
Laura Shawver, Ph.D.

/s/ Peter A. Thompson, M.D.	Director	March 21, 2024
Peter A. Thompson, M.D.

/s/ Saqib Islam, J.D.	Director	March 21, 2024
Saqib Islam, J.D.