Form 10-Q
period 2024-03-31
ARS Pharmaceuticals, Inc.
filed 2024-05-09
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024 there were 96,895,256 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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

•

our expectations regarding the U.S. Food and Drug Administration’s (“FDA”) review of our New Drug Application (“NDA”) for neffy and the anticipated Prescription Drug User Fee Act (“PDUFA”) target action date;

•

our expectations regarding the timing for the European Medicines Agency’s (“EMA”) Committee for Medicinal Products for Human Use (“CHMP”) review of our Marketing Authorization Application (“MAA”) for neffy, including the CHMP’s expected opinion date;

•	our plans to submit a supplemental NDA to the FDA and a post approval variation to the EMA for 1.0 mg neffy and the timing thereof;

•	our plans to submit regulatory filings for neffy in Japan, China, Australia and New Zealand in collaboration with our partners and the timing thereof;

•	the expected timing for regulatory review decisions for neffy;

•	the timing of the commercial launch of neffy, if approved;

•	the commercial potential of and commercialization strategy for neffy;

•	the size of the markets for neffy and any other product candidates, the projected growth thereof, and our ability to capture and grow those markets;

•	the rate and degree of market acceptance of neffy and any other product candidates;

•	our expected competitive position;

•	our expectations regarding our ability to achieve gross profit margins similar to small molecule drugs;

•	our potential to become the standard in treatment and transform the treatment of allergic reactions;

•	the likelihood of neffy attaining favorable coverage;

•	the expected intellectual property protection for neffy;

•	legislative and regulatory developments in the United States and foreign countries;

•	estimates regarding anticipated operating losses, capital requirements and needs for additional funds;

•	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection for neffy or any future product candidate;

•	our expected use of the remaining net proceeds from the Silverback Therapeutics, Inc. (“Silverback”) initial public offering; and

•	statements of belief and any statement of assumptions underlying any of the foregoing.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A, “Risk Factors” of this Quarterly Report. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARS Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,006	$70,971
Short-term investments	167,626	157,389
Prepaid expenses and other current assets	2,609	3,366
Total current assets	226,241	231,726
Right-of-use asset	198	250
Fixed assets, net	616	574
Other assets	528	638
Total assets	$227,583	$233,188
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (including related party amounts of $280 and $178, respectively)	$3,498	$2,154
Lease liability, current	217	237
Total current liabilities	3,715	2,391
Lease liability, net of current portion	—	37
Total liabilities	3,715	2,428
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; 96,574,049 and 96,414,963 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	10	10
Additional paid-in capital	365,577	362,004
Accumulated other comprehensive (loss) gain, net	(124)	49
Accumulated deficit	(141,595)	(131,303)
Total stockholders’ equity	223,868	230,760
Total liabilities and stockholders’ equity	$227,583	$233,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue under collaboration agreements	$—	$20

Operating expenses:
Research and development (including related party amounts of $726 and $591, respectively)	5,234	6,552
General and administrative (including related party amounts of $93 and $337, respectively)	7,958	12,181
Total operating expenses	13,192	18,733
Loss from operations	(13,192)	(18,713)
Other income, net	2,900	3,752
Net loss	$(10,292)	$(14,961)
Change in unrealized gains and losses on available-for-sale securities	(173)	(339)
Comprehensive loss	$(10,465)	$(15,300)
Net loss per share, basic and diluted	$(0.11)	$(0.16)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	96,486,480	94,227,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain, Net	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	96,414,963	$10	$362,004	$49	$(131,303)	$230,760
Exercise of common stock options and release of restricted stock units	159,086	—	258	—	—	258
Stock-based compensation	—	—	3,315	—	—	3,315
Net loss and comprehensive loss	—	—	—	(173)	(10,292)	(10,465)
Balance at March 31, 2024	96,574,049	$10	$365,577	$(124)	$(141,595)	$223,868

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain, Net	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	93,943,316	$9	$349,408	$407	$(76,938)	$272,886
Exercise of common stock options and release of restricted stock units	504,712	—	1,319	—	—	1,319
Stock-based compensation	—	—	2,250	—	—	2,250
Net loss and comprehensive loss	—	—	—	(339)	(14,961)	(15,300)
Balance at March 31, 2023	94,448,028	$9	$352,977	$68	$(91,899)	$261,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,292)	$(14,961)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,315	2,250
Depreciation	11	20
Amortization and accretion, net	(1,980)	(1,809)
Changes in operating assets and liabilities:
Prepaid and other assets	867	445
Donation of equipment	30	—
Accounts payable and accrued liabilities (including related party amounts of $102 and $291, respectively)	1,344	4,756
Operating right-of-use assets and lease liabilities, net	(5)	(3)
Contract liability	—	(3,127)
Net cash used in operating activities	(6,710)	(12,429)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale	(63,430)	(131,353)
Maturities of short-term investments, available-for-sale	55,000	20,000
Purchase of property and equipment	(83)	(193)
Net cash used in investing activities	(8,513)	(111,546)
Cash flows from financing activities:
Proceeds from exercise of common stock options	258	1,319
Net cash provided by financing activities	258	1,319
Net change in cash and cash equivalents	(14,965)	(122,656)
Cash and cash equivalents at beginning of period	70,971	210,518
Cash and cash equivalents at end of period	$56,006	$87,862
Supplemental cash flow information:
Purchases of property and equipment included in accounts payable	$—	$91
Purchases of property and equipment reclassed from prepaid expenses and other current assets	$—	$174

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses since its inception and had an accumulated deficit of $141.6 million as of March 31, 2024. The Company had cash, cash equivalents, and short-term investments of $223.6 million as of March 31, 2024 and has not generated positive cash flows from operations. To date, the Company has funded its operations primarily with proceeds from the merger with Silverback in November 2022 (the “Merger”), the issuance of convertible preferred stock, payments earned under collaboration agreements and bank debt. The Company’s currently available cash, cash equivalents, and short-term investments as of March 31, 2024 are sufficient to meet its anticipated cash requirements for at least the 12 months following the date these financial statements are issued.

From August 5, 2015 (inception) through March 31, 2024, the Company has devoted substantially all of its efforts to developing intellectual property, conducting product development and clinical trials, raising capital, and building infrastructure. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. If the Company does not successfully commercialize any product candidates for which it receives regulatory approval, it will be unable to generate recurring product revenue or achieve profitability. Management expects operating expenses to increase for the foreseeable future and there can be no assurance that the Company will ever achieve profitability, or if achieved, that it will be sustained on a continuing basis.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”). The Company’s financial statements are presented on a condensed consolidated basis, which include the accounts of ARS Pharmaceuticals, Inc., ARS Pharmaceuticals Operations, Inc. and ARS Pharmaceuticals IRL, Limited. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s functional and reporting currency is the U.S. dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income in the condensed consolidated statements of operations and comprehensive loss. All adjustments considered necessary for a fair presentation have been included.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, are unaudited. The balance sheet as of December 31, 2023 was derived from the audited financial statements as of and for the year ended December 31, 2023. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2024, the condensed consolidated results of its operations for the three months ended March 31, 2024 and 2023, and its cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are also unaudited. The condensed consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other period.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the asset or asset group are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds its fair value. The Company has not recognized any impairment losses from inception through March 31, 2024.

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

Net Loss Per Common Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since the effect of potentially dilutive securities is anti-dilutive given the net loss of the Company. For purposes of this calculation, stock options, warrants, and unvested restricted stock units, are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive.

The following securities are excluded from the calculation of weighted-average dilutive common shares because their inclusion would have been anti-dilutive.

	As of March 31,
	2024	2023
Warrants to purchase common stock	45,456	45,456
Common stock options granted and outstanding	14,398,501	15,584,419
Unvested restricted stock units	2,763	7,107
Estimated shares to be purchased under the ESPP	26,856	9,867
Total	14,473,576	15,646,849

Recently Issued Accounting Pronouncements — Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (ASU 2023-07), which requires issuers to make additional disclosures with respect to segment expenses, including required disclosure on an annual and interim basis for significant segment expenses and other segment items. ASU 2023-07 also permits the disclosure of more than one measure of a segment’s profit or loss. ASU 2023-07 is effective for the Company as of January 1, 2024 for annual periods and as of January 1, 2025 for interim periods. The Company is evaluating the expected impact of ASU 2023-07 on the consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASU 2023-09), which requires issuers to make additional disclosures on an annual basis related to specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis, disclose additional information about income taxes paid as well as other disaggregated disclosures. ASU 2023-09 is effective for the Company as of January 1, 2025 for annual periods. The Company is evaluating the expected impact of ASU 2023-09 on the consolidated financial statements and related disclosures.

3. Fair Value Measurements

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

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

March 31, 2024	Level	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Cash and cash equivalents - Money market mutual funds	1	$54,961	$—	$—	$54,961
Short-term investments - U.S. Treasury securities	2	167,750	—	(124)	167,626
Total		$222,711	$—	$(124)	$222,587
December 31, 2023
Cash and cash equivalents - Money market mutual funds	1	$69,938	$—	$—	$69,938
Short-term investments - U.S. Treasury securities	2	157,340	61	(12)	157,389
Total		$227,278	$61	$(12)	$227,327

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the periods presented. During the three months ended March 31, 2024, the Company purchased $63.4 million in short-term investments and there was $55.0 million in maturities of short-term investments. During the three months ended March 31, 2023, the Company purchased $131.4 million in short-term investments and there was $20.0 million in maturities of short-term investments.

The Company’s short-term investments portfolio contains investments in U.S. Treasury securities that have an effective maturity date that is less than one year from the respective balance sheet date. The Company's money market mutual fund holdings are highly liquid and invest primarily in cash and U.S. Treasury securities.

There was a $0.2 million unrealized loss on available-for-sale securities for the three months ended March 31, 2024 and a $0.1 million unrealized gain on available-for-sale securities for the three months ended March 31, 2023. Management determined that the gross unrealized losses on the Company’s available-for-sale securities as of March 31, 2024 were primarily attributable to current economic and market conditions and not credit risk. As of March 31, 2024 and December 31, 2023, no allowance for credit losses was recorded. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell any investments prior to recovery of its amortized cost basis, which is expected to be at maturity.

Accrued interest on the Company's available-for-sale securities was $0.6 million as of March 31, 2024 and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

As of March 31, 2024 and December 31, 2023, the Company did not have any liabilities that were measured at fair value on a recurring basis.

4. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid insurance	$688	$904
Interest receivable	618	686
Prepaid development costs	538	380
Prepaid expenses	465	1,124
Capitalized software implementation costs	233	163
Other	67	109
Total	$2,609	$3,366

Property and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Equipment	$748	$695
Less accumulated depreciation	(132)	(121)
Total	$616	$574

Depreciation expense was immaterial for each of the three months ended March 31, 2024 and 2023.

Other long-term assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Capitalized software implementation costs	$528	$617
Security deposit	—	21
Total	$528	$638

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$1,066	$315
Accounts payable	839	759
Accrued clinical expenses	578	515
Accrued legal and professional fees	509	174
Accrued development expenses	212	190
Accrued pre-commercialization marketing related expenses	79	42
Accrued tax expenses	47	4
Other	168	155
Total	$3,498	$2,154

5. Collaboration and Out-Licensing

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

Clinical and Commercial Supply. Arrangements that include a promise for the future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. The Company has not earned revenues for clinical or commercial supply sales as of March 31, 2024.

Royalty/Transfer Price Revenues. For arrangements that include sales-based royalties or transfer price, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company has not received any royalty or transfer price revenues as of March 31, 2024.

Alfresa Agreement

In March 2020, the Company signed a Letter of Intent (“LOI”) with Alfresa Pharma Corporation (“Alfresa”) for the right to negotiate a definitive agreement for the exclusive license and sublicensable right to develop, register, import, manufacture and commercialize neffy in Japan in exchange for an upfront payment of $2.0 million. In April 2020, the Company entered into a Collaboration and License Agreement for the rights pursuant to the LOI. Under the agreement, the Company delivered a license to the neffy technology and completed a certain clinical study and for the manufacturing of development and commercial drug supply. The parties agreed to share the cost of any additional clinical studies required for approval of neffy in Japan. Alfresa is solely responsible for regulatory and commercialization activities and may elect to assume responsibility for manufacturing and supplying drug product for commercial use in Japan. Either party may terminate the agreement for certain breaches of the agreement. Unless terminated earlier by either or both parties, the term of the agreement will continue until the later of (i) expiration of the last-to-expire patent in Japan; or (ii) 10 years after the commercial sale of neffy in Japan.

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

At the commencement of this collaboration, the Company identified the following performance obligations: the license for neffy and research and development services, both of which have been completed. The Company determined the initial transaction price to be $7.0 million, which includes a clinical milestone as it was deemed not probable of significant reversal at the inception of the agreement. Due to the uncertainty in the achievement of the regulatory and commercial milestones, the variable consideration associated with these future milestone payments has been fully constrained and is excluded from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period. The transaction price was allocated to the performance obligations based on the estimated stand-alone selling price of each performance obligation. The Company recognized no revenue and less than $0.1 million in revenue for the three months ended March 31, 2024 and 2023, respectively. There was no contract liability as of March 31, 2024.

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

The Company determined that the Recordati rights at the time of entering into the Termination Agreement had no alternative future use and therefore recorded the €3.0 million upfront payment to Recordati as an IPR&D expense presented within research and development expense. The Termination Agreement ended the Company’s performance obligations pursuant to the Recordati Agreement and consequently the existing contract liability of $3.1 million previously received from Recordati was recorded against IPR&D expense presented within research and development expense. Accordingly, no revenue was recognized in each of the three months ended March 31, 2024 and 2023.

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

6. Commitments and Contingencies

Leases

In October 2021, the Company entered into a 38-month noncancelable lease for its current headquarters location consisting of 4,047 rentable square feet of office space in San Diego, California. Under the terms of the agreement, there is no option to extend the lease, and the Company is subject to additional charges for common area maintenance and other costs. Monthly rental payments due under the lease commenced on December 6, 2021 and escalate through the lease term. The Company prepaid the first month’s rent upon execution of the lease, and the lease agreement provided full rent abatement for the second and third months of the rental term. As of March 31, 2024, the remaining lease term of the Company’s operating lease was 11 months, and the discount rate on the Company’s operating lease was 8%. As there was not an implicit rate within the lease, the discount rate was determined by using a set of peer companies incremental borrowing rates. The Company’s operating lease expense was $0.1 million for each of the three months ended March 31, 2024 and 2023. The Company’s variable lease expense was immaterial for each of the three months ended March 31, 2024 and 2023. Cash paid for amounts included in the measurement of lease liabilities was $0.1 million for each of the three months ended March 31, 2024 and 2023.

As of March 31, 2024, future minimum noncancelable operating lease payments are as follows (in thousands):

Year ended December 31,	Amount
2024	$245
2025	42
Total lease payments	287
Less imputed interest	(70)
Lease liability	217
Less current portion of lease liability	(217)
Lease liability, net of current portion	$—

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

Regardless of the outcome, involvement in legal proceedings may have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company cannot predict the outcome of these suits, and failure by the Company to obtain favorable resolutions could have a material adverse effect on its business, results of operations, and financial condition. The Company’s chances of success on the merits of these suits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of March 31, 2024.

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

7. In-Licensing and Supply

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

The Company is responsible for reimbursing Aegis for patent costs incurred in connection with prosecuting and maintaining patent rights that are specific to epinephrine or epinephrine products. There were no expenses recognized in connection with legal patent fees for each of the three months ended March 31, 2024 and 2023.

The Company may terminate the Aegis Agreement with 30 days written notice or either party may terminate the Aegis Agreement for certain breaches of the Aegis Agreement. Unless terminated earlier by either or both parties, the term of the Aegis Agreement will continue until the final expiration of all royalty obligations under the Aegis Agreement.

In conjunction with the Aegis Agreement, the Company also entered into a Supply Agreement (the “Supply Agreement”) with Aegis that allows the Company to purchase materials for preclinical, development and commercial use at predetermined prices. The Company may elect to have Aegis supply minimum quantities but there are no minimum or maximum purchase obligations under the Supply Agreement unless this election is made. The parties may terminate the Supply Agreement at any time by mutual agreement. In addition, the parties may terminate the Supply Agreement in the event of certain breaches of the Supply Agreement or upon the earlier of the expiration or termination of the Aegis Agreement or June 2028. The Supply Agreement term may be extended by mutual written agreement. Under the Supply Agreement, no expense and $0.1 million in expense was recognized in the three months ended March 31, 2024 and 2023, respectively.

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

8. Common Stock and Stockholders’ Equity

Authorized Shares

The Company’s current Amended and Restated Certificate of Incorporation authorizes 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

Common stock reserved for future issuance consisted of the following:

	March 31, 2024	December 31, 2023
Common stock options granted and outstanding	14,398,501	11,493,481
Restricted stock units granted and outstanding	2,763	4,144
Common stock reserved for future awards or option grants	7,978,889	6,220,866
Warrants to purchase common stock	45,456	45,456
Total	22,425,609	17,763,947

9. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expense	$911	$608
General and administrative expense	2,404	1,642
Total stock-based compensation expense	$3,315	$2,250

As of March 31, 2024, the total unrecognized stock-based compensation expense related to outstanding employee options was $32.8 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.73 years.

There were 4,144 restricted stock units outstanding as of December 31, 2023 and 2,763 restricted stock units outstanding as of March 31, 2024.

Equity Incentive Plans

In September 2018, ARS Pharma adopted the 2018 Equity Incentive Plan. As a result of the Merger, on November 8, 2022 ARS Pharma assumed Silverback’s 2016 and 2020 Equity Incentive Plans, and Employee Stock Purchase Plan (“ESPP”). There were no shares of common stock purchased under the ESPP during each of the three months ended March 31, 2024 and 2023.

As of March 31, 2024, the 2016 and 2020 Equity Incentive Plans authorized a total of 20,839,408 shares, of which 7,681,544 shares are available for future grant, and 9,000,878 shares are outstanding. As of March 31, 2024, the 2018 Equity Incentive Plan authorized a total of 6,634,333 shares, of which 297,345 shares are available for future grant, and 5,400,386 shares are outstanding. The Company does not intend to grant future stock options or other equity awards under the 2016 or 2018 Equity Incentive Plans.

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

A summary of the Company’s stock option activity for the three months ended March 31, 2024 is as follows:

	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	11,493,481	$3.86
Granted	3,069,625	$5.58
Exercised	(157,705)	$1.63
Forfeited	(6,900)	$24.64
Outstanding at March 31, 2024	14,398,501	$5.41	8.12	$77,539
Exercisable at March 31, 2024	8,224,862	$4.35	7.24	$56,520

The exercisable shares subject to options outstanding at March 31, 2024 in the table above include vested and early exercisable awards. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at March 31, 2024. The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $1.0 million and $2.4 million, respectively.

The weighted-average grant date fair value per share of option grants for the three months ended March 31, 2024 and 2023 was $4.36 and $6.50, respectively. The total fair value of shares vested during the three months ended March 31, 2024 and 2023 was $6.0 million and $0.7 million, respectively.

The fair value of stock options granted was estimated using a Black-Scholes option-pricing model (“Black-Scholes”) with the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	6.1	6.1
Expected volatility	94.2%	95.3%
Risk-free interest rate	3.9%	3.9%
Expected dividend yield	—	—

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

10. Employee Benefit Plans

In June 2022, the Company adopted a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended, for the Company’s U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the Internal Revenue Service (the “IRS”) annual limits. The Company matches up to 5% of an employee’s pay that they contribute to the plan, subject to IRS limitations. Expenses associated with the Company’s matching contribution totaled $0.1 million for each of the three months ended March 31, 2024 and 2023.

11. Related-Party Transactions

In September 2015, the Company entered into a consulting agreement, superseded in July 2022, for regulatory and development services with Pacific-Link Regulatory Consulting, Inc., an entity owned by the President/Chief Executive Officer/director and his spouse, the Chief Medical Officer of the Company. The Company incurred consulting expense related to this agreement totaling $0.7 million and $0.6 million during the three months ended March 31, 2024 and 2023, respectively.

In September 2018, the Company entered into a consulting agreement with Marlinspike Group, LLC (“Marlinspike Group”) to provide management, business consulting services and business development support. The managing member of Marlinspike Group is the Chair of the Board of Directors of the Company and one of its stockholders. The Company incurred expenses related to this agreement totaling $0.1 million for each of the three months ended March 31, 2024 and 2023.

In April 2021, the Company entered into a consulting agreement, as amended in April 2022, with a member of the Board of Directors of the Company for general advice and assistance with the development of its current and future product candidates. As compensation for the consulting services the Company granted the member of the Board of Directors 590,950 stock options that vest over a four-year period. The Company incurred less than $0.1 million in stock-based compensation expense related to this agreement for each of the three months ended March 31, 2024 and 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and related notes thereto included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), on March 21, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Forward Looking Statements.” As a result of many factors, including those factors set forth in the under the caption “Item 1A. Risk Factors” of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the various factors that could cause actual results to differ materially from our forward-looking statements.

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

We held a type A meeting with the FDA to discuss the contents of the CRL on October 24, 2023. The FDA reiterated that no other information is required beyond the contents of the CRL. The FDA also confirmed that the previously agreed design for the repeat-dose clinical study to evaluate the similarity of twice dosing injection and twice dosing neffy under allergen-induced allergic rhinitis will generate the necessary data to answer its outstanding questions regarding neffy. In addition, the neffy CRL response submission was classified as Class 2, with an action expected within six months of receipt date.

We reported topline data in February 2024 from this additional repeat dose study requested by the FDA, and submitted our response to the FDA’s CRL in April 2024, with an anticipated PDUFA target action date of October 2, 2024. We have also completed the additional nitrosamine testing based on the new draft guidance issued by the FDA in August 2023, and no measurable levels of nitrosamines were detected. If approved, we believe neffy will be the first “no needle, no injection” marketed epinephrine product for the emergency treatment of type I allergic reactions.

Our marketing authorization application (“MAA”) for neffy is also under review by the European Medicines Agency (“EMA”). In April 2024, we submitted a response to the CHMP for our MAA for neffy. A decision from the CHMP is expected in the second quarter of 2024.

We reported positive topline results demonstrating statistically significant and clinically meaningful improvements in treatment-refractory chronic urticaria patients at the American Academy of Allergy and Immunology medical conference in February 2024, and anticipate initiating a Phase 2 clinical trial in the outpatient urticaria setting in the second half of 2024, followed by the potential initiation of a single pivotal efficacy study in 2025.

Since our inception in 2015 as ARS Pharmaceuticals, Inc., we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, pre-commercial activities, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily with proceeds from the Merger (as more fully described below), private placement of convertible preferred stock, licensing, supply and distribution arrangements with our commercialization partners, and bank debt. From inception to March 31, 2024, we have raised $262.3 million in cash, cash equivalents and short-term investments, net of transaction costs, from the Merger; net proceeds of $76.3 million from the issuance of convertible preferred and common stock; $27.8 million from our collaboration, licensing, supply and distribution arrangements; and $10.0 million from bank debt. As of March 31, 2024, we had cash, cash equivalents, and short-term investments of $223.6 million.

We have incurred net losses from operations since our inception. Our net losses were $10.3 million and $15.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 we had an accumulated deficit of $141.6 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other development activities, the cost for regulatory filings, expenses for pre-commercial activities to establish sales, marketing and distribution capabilities for our product candidates, and our ability to earn potential regulatory and commercial milestones under our collaboration arrangements. We expect our expenses and operating losses will increase substantially as our product candidate, neffy potentially is approved by the FDA and we commence commercialization efforts, any future product candidates advance through clinical trials, and we expand our clinical, regulatory, quality, manufacturing and pre-commercial sales and marketing capabilities. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution activities, and added expenditures to expand our operational, financial and management systems and increase personnel to support these operations.

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

Financial Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we may not generate revenues from the commercial sale of any products. We have signed collaboration and license agreements including supply and distribution for neffy in Japan and China. We have signed a license and distribution agreement including supply for neffy in Australia and New Zealand. The terms of these agreements may include payment to us of one or more of the following: non-refundable, up-front license fees; clinical, regulatory, and/or commercial milestone payments; clinical development fees; and royalties or a transfer price on net sales of licensed products if neffy receives marketing approval in these regions. In addition, we previously entered into the Recordati License and Supply Agreement, which was terminated in February 2023. We expect revenues to fluctuate in future periods based on our ability to meet various regulatory milestones, and contingent on successfully obtaining regulatory approval for neffy in the US and the licensed regions, US product sales, commercial milestones, royalties or transfer price earned from our partner’s net sales and the supply of commercial product as set forth in the agreements described earlier.

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

We expect our research and development expenses to decrease in 2024 compared to 2023 based on our planned clinical development and manufacturing activities, as we plan to transition to commercialization efforts for the potential launch of our first product in the second half of 2024. However, the timing for regulatory approvals is outside our control, may be delayed and is uncertain. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials and the manufacturing costs of our product candidates due to the inherently unpredictable nature of clinical development and manufacturing activities. Clinical development and manufacturing timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast to what degree our licensing, supply and distribution arrangements would affect our development plans and capital requirements.

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

We expect that our general and administrative expenses will remain consistent in 2024 compared to 2023. Pre-commercial launch activities related to neffy have been substantially paused, however if neffy receives marketing approval, we will add sales and marketing personnel, infrastructure and programs to support commercialization activities. We expect to continue to incur audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, board of director fees, investor relations costs associated with operating as a public company, patent costs and defense, and general and administrative personnel.

Other Income, net

Other income, net consists primarily of interest income from our cash, cash equivalents, and short-term investments, and net amortization and accretion associated with our short-term investments.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023:

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,		Dollar	%
	2024	2023	Change	Change
Revenue under collaboration agreements	$—	$20	$(20)	(100%)
Operating expenses:
Research and development(1)	5,234	6,552	(1,318)	(20)
General and administrative(1)	7,958	12,181	(4,223)	(35)
Total operating expenses	13,192	18,733	(5,541)	(30)
Loss from operations	(13,192)	(18,713)	5,521	(30)
Other income, net	2,900	3,752	(852)	(23)
Net loss	(10,292)	(14,961)	4,669	(31)
Change in unrealized gains and losses on available-for-sale securities	(173)	(339)	166	(49)
Comprehensive loss	$(10,465)	$(15,300)	$4,835	(32%)

______________

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$911	$608
General and administrative	2,404	1,642
Total	$3,315	$2,250

Revenues. There was no revenue under collaboration agreements for the three months ended March 31, 2024, and less than $0.1 million in revenues for the three months ended March 31, 2023. The revenues for the three months ended March 31, 2023 includes the recognition of revenue for the portion of upfront and clinical and regulatory milestone payments under our collaboration agreement with Alfresa that have been allocated to research and development services provided for during that period. We expect revenues to fluctuate in future periods based on our ability to meet various regulatory milestones, and contingent on successfully obtaining regulatory approval for neffy in the licensed regions, commercial milestones, royalties or transfer price earned from our partner’s net sales and the supply of commercial product as set forth in these agreements.

Research and Development Expenses. Research and development expenses were $5.2 million and $6.6 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $1.3 million was primarily due to a $2.5 million decrease in device development expenses and a $0.2 million decrease in other operating expenses. These aggregated decreases were partially offset by a $1.1 million increase in clinical trial costs associated with neffy and a $0.3 million increase in stock-based compensation.

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Clinical and regulatory	$3,415	$2,289
Manufacturing and non-clinical development	1,819	4,263
Total research and development expenses	$5,234	$6,552

General and Administrative Expenses. General and administrative expenses were $8.0 million and $12.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $4.2 million was primarily due to a $3.4 million decrease in pre-commercial launch activities related to neffy, a $0.4 million decrease in payroll-related expenses, a $0.4 million decrease in consulting fees, a $0.3 million decrease in legal expenses, and a $0.5 million decrease in other operating expenses. These aggregated decreases were partially offset by a $0.8 million increase in stock-based compensation.

Other Income, Net. Other income, net was $2.9 million and $3.8 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $0.9 million was primarily due to a $0.6 million decrease in interest income from our cash, cash equivalents, and short-term investments, and $0.3 million from the sale of in-process research and development obtained in the Merger, which occurred in the three months ended March 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have not generated any revenue from any product sale and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates until the second half of 2024 or after, if at all. We have funded our operations to date primarily with proceeds from the Merger, the sale of preferred and common stock, revenue earned under collaboration, licensing, supply and distribution agreements and bank debt. From inception to March 31, 2024, we have raised $262.3 million in cash, cash equivalents and short-term investments, net of transaction costs, from the Merger, net proceeds of $76.3 million from the issuance of convertible preferred and common stock, $27.8 million from our collaboration, licensing, supply and distribution arrangements, and $10.0 million from bank debt. As of March 31, 2024, we had cash, cash equivalents, and short-term investments of $223.6 million.

Cash flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash and cash equivalents used in operating activities	$(6,710)	$(12,429)
Net cash and cash equivalents used in investing activities	(8,513)	(111,546)
Net cash and cash equivalents provided by financing activities	258	1,319
Net decrease in cash and cash equivalents	$(14,965)	$(122,656)

Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities was $6.7 million. This consisted primarily of a net loss of $10.3 million, an increase in our operating liabilities of $1.3 million, a decrease in our operating assets of $0.9 million, and non-cash charges of $1.3 million. The increase in our operating liabilities was primarily due to an increase in accounts payable and accrued liabilities of $1.3 million. The decrease in our operating assets was primarily due to a decrease in prepaid and other assets of $0.9 million. The non-cash charges consisted of non-cash stock-based compensation of $3.3 million, partially offset by $2.0 million in net amortization of discounts on short-term investments.

During the three months ended March 31, 2023, net cash used in operating activities was $12.4 million. This consisted primarily of a net loss of $15.0 million, an increase in our operating liabilities of $1.6 million, a decrease in our operating assets of $0.4 million, and non-cash charges of $0.5 million. The increase in our operating liabilities was primarily due to an increase in accounts payable and accrued liabilities of $4.8 million, partially offset by a decrease in contract liability of $3.1 million. The decrease in our operating assets was primarily due to a decrease in prepaid and other assets of $0.4 million. The non-cash charges consisted of non-cash stock-based compensation of $2.3 million, partially offset by $1.8 million in net amortization of discounts on short-term investments.

Investing Activities

During the three months ended March 31, 2024, the cash and cash equivalents used in investing activities was $8.5 million. This consisted primarily of purchases of short-term investments of $63.4 million, maturities of short-term investments of $55.0 million, and purchases of property and equipment of $0.1 million. During the three months ended March 31, 2023, the cash and cash equivalents used in investing activities was $111.5 million. This consisted primarily of purchases of short-term investments of $131.4 million, maturities of short-term investments of $20.0 million, and purchases of property and equipment of $0.2 million.

Financing Activities

During the three months ended March 31, 2024, the cash and cash equivalents provided by financing activities was $0.3 million, which consisted of proceeds from stock option exercises. During the three months ended March 31, 2023, the cash and cash equivalents provided by financing activities was $1.3 million, which consisted of proceeds from stock option exercises.

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

Material Cash Requirements

There have been no material changes in our material cash requirements from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 21, 2024.

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

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 21, 2024 and Note 2 - Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. See Note 6 - Commitments and Contingencies to the unaudited condensed consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Part II, Item 1, for any required disclosure.

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on March 21, 2024.

Risks Related to Our Financial Position and Need for Capital

We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future.*

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Our only product candidate, neffy, is in the clinical stage of development. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $54.4 million for the year ended December 31, 2023 and $10.3 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $141.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals and prepare for commercialization for our product candidate, neffy, an investigational, new formulation of epinephrine, for the emergency treatment of Type I allergic reactions and potential additional indications.

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

Risks Related to the Development of neffy or Any Future Product Candidates

We have never commercialized a product and may experience delays or unexpected costs or difficulties in obtaining regulatory approval for neffy for its initial indication or potential additional indications.*

We have never obtained regulatory approval for, or commercialized, a pharmaceutical product. It is possible that the FDA and the EMA may refuse to accept any or all of our submitted or planned NDAs and MAAs for substantive review or may conclude after review of our data that an application is insufficient to obtain regulatory approval for neffy or any future product candidates. As we announced on September 19, 2023, the FDA issued a CRL for our NDA for neffy for the treatment of allergic reactions (Type I) including anaphylaxis for adults and children ≥ 30 kg. In the CRL, the FDA requested completion of a PK/PD study assessing repeat dosing of neffy compared to repeat doses of an epinephrine injection product under allergen-induced allergic rhinitis condition in order to support approval. In October 2023, we held a Type A meeting with the FDA to discuss the CRL, during which the FDA reiterated that no other information is required beyond the contents of the CRL and that our response submission will be classified as Class 2, with an action expected within six months of receipt date. We reported topline date from the additional repeat dose study requested by the FDA, and submitted our response to the FDA’s CRL on April 2, 2024. While we believe the PDUFA target action date will be October 2, 2024, there can be no assurances that the FDA will not require other information that was not contemplated by the CRL, including follow up requests based on the information provided in response to the CRL. Additionally, there can be no assurances that an action will occur within six months of the receipt date. Further material delays in the approval of our NDA or the issuance by the FDA of another CRL, would likely cause a material adverse effect to our business. Additionally, the EMA required us to submit our preclinical animal anaphylaxis study results during the review process of our prior 1.0 mg dose of neffy MAA submission. If the FDA and the EMA do not approve any of our submitted or planned NDAs or MAAs, such regulatory authorities may require that we conduct additional clinical, nonclinical or manufacturing validation studies before they will reconsider future applications. Such additional clinical, nonclinical or manufacturing validation studies may impact our cash runway and require us to raise additional capital. Depending on the extent of these or any other required studies, approval of any NDA, MAA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing neffy for any indication or any other product candidate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve any NDA, MAA or other application that we submit. For example, the FDA has indicated that the ongoing pediatric clinical trial, EPI-10, would be sufficient to support a submission of our NDA for pediatric approval of a 2.0 mg dose of neffy for children weighing more than 30 kg, and to support a separate submission for pediatric approval of a 1.0 mg dose of neffy for children weighing between 15 and 30 kg; however, the FDA has not reviewed our complete clinical data, to date, and therefore there is no guarantee that the FDA will determine that any future NDA is sufficient for issuing a marketing approval of neffy for the emergency treatment of Type I allergic reactions in children. If any of these outcomes occur, we may be forced to abandon the development of neffy or any future product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for applications in other foreign jurisdictions. In addition, difficulties in obtaining approval of neffy for the emergency treatment of Type I allergic reactions could adversely affect our efforts to seek approval from regulatory authorities for neffy for use in other potential indications.

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

The regulatory approval processes of the FDA, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for neffy or any future product candidates, our business will be substantially harmed.*

We, and any current and future licensing and collaboration partners, are not permitted to commercialize, market, promote or sell any product candidate in the United States or the EU without obtaining regulatory approval from the FDA or the EMA, respectively. Regulatory authorities in other jurisdictions may have similar requirements. The time required to obtain approval by the FDA, the EMA and other comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, other than the NDA for neffy that we submitted to the FDA in the third quarter of 2022, our response to the CRL in April 2024, our MAA for neffy that was filed and validated for review by the EMA in the fourth quarter of 2022, and our response submitted for the neffy MAA that was filed in April 2024, we have not submitted any product approval submissions for neffy or any other product candidate to the FDA, EMA or other comparable foreign regulatory authorities for neffy and there can be no assurance that we will receive such approval from such regulatory authorities after submitting any product approval application. The FDA issued a CRL to our NDA on September 19, 2023 and there can be no assurance that our NDA for neffy will not receive another CRL rather than approval.

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

We are dependent on international third-party licensees and assignees for the development and commercialization of neffy in several countries outside the United States. The failure of these third parties to meet their contractual, regulatory or other obligations could adversely affect our business.*

We have entered into exclusive licensing and collaboration agreements with third-party partners for the development and commercialization of neffy in China, Japan, Macau, Hong Kong, Taiwan, Australia and New Zealand. As a result, we are dependent on these parties to achieve regulatory approval of neffy for marketing in these countries and for the commercialization of neffy, if approved. The timing and amount of any milestone and royalty payments we may receive under these agreements, as well as the commercial success of neffy in those regions outside of the United States, will depend on, among other things, the efforts, allocation of resources and successful commercialization of neffy by our licensing and collaboration partners. We also depend on such licensing and collaboration partners to comply with all applicable laws relative to the development and commercialization of neffy in those countries. They may take actions or fail to take actions that result in safety issues with neffy in their licensed territory, and such safety issues could negatively impact neffy in countries outside of the licensed territory. We do not control the individual efforts of our licensing and collaboration partners and have limited ability to terminate these agreements or have assigned assets returned to us if such licensing and collaboration partners do not perform as anticipated.

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

Risks Related to Commercialization of neffy or Any Future Product Candidates

We currently have limited marketing, sales or distribution infrastructure. If we are unable to fully develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we may not be successful in commercializing our product candidates.*

We are currently building our marketing, sales or distribution capabilities. As a company we have not commercialized or marketed any products to date. If neffy is approved for the emergency treatment of Type I allergic reactions or other future indications or any future product candidate is approved, we will need to expand our sales and marketing organization, on our own and in collaboration with third parties, and add further technical expertise and supporting distribution capabilities to commercialize the approved product in key territories, which will require substantial additional resources. Some or all of these costs may be incurred in advance of any approval of neffy or any future product candidate. There are risks involved with both establishing our own sales, marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a commercial organization is expensive and time consuming and could delay any product launch. If the commercial launch of neffy or any future product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Any failure or delay in the development of our or third parties’ internal sales, marketing and distribution capabilities would adversely impact the commercialization of neffy and any future product candidates.

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

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was signed into law. The ACA was intended, among other things, to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA and subsequent regulations increased the Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program for both branded and generic drugs and revised the definition of “average manufacturer price” for reporting purposes, which could further increase the amount of Medicaid drug rebates to states. Additionally, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, effective January 1, 2024. Further, the ACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products, increased the number of entities eligible for discounts under the 340B program and included a discount on brand name drugs for Medicare Part D beneficiaries in the coverage gap, or “donut hole.” Substantial provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners.

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

Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Humans Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs as implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide any product that receives regulatory approval. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (the “CCPA”), applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents.

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

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

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

If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.*

In the ordinary course of our business, we and the third parties with whom we work process sensitive data, and, as a result, we and such third parties face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, which could materially disrupt our systems and operations, supply chain, and ability to conduct our business.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

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

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on our licensing and collaboration partners, our CROs, third-party logistics providers, distributors and other contractors and consultants to utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities, including in connection with our clinical trials.

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

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to operate our business.

We may expend significant resources or modify our business activities (including clinical trials) to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties), but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated critical or high risk vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to operate our business.

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

Our patents or pending patent applications, or the patents or pending patent applications that we license, may be challenged in the courts or patent offices in the United States and other foreign jurisdictions. For example, we are currently a party to an appeal from a Final Written Decision in an Inter Partes Review of U.S. Patent No. 10,682,414 B2 and to an opposition proceeding at the European Patent Office with respect to EP 3678649, and we may be subject to new or additional third-party pre-issuance submission of prior art to the USPTO or become involved in post-grant review procedures, derivations, reexaminations, or inter partes review proceedings, in the United States or oppositions or similar proceedings in foreign jurisdictions, challenging our patent rights. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.*

Patents are of national or regional effect. Although as of March 31, 2024 we co-own or exclusively license seven issued U.S. patents, granted patents in each of Australia, Canada, China, Hong Kong, Japan, Mexico, Singapore, South Korea, Europe, and the United Kingdom directed to neffy and its uses, among other things, two pending U.S. non-provisional patent applications, one pending U.S. provisional patent application and over fifteen pending foreign patent applications directed to neffy and its uses, among other things, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These competitor products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We are currently a party to an appeal from a Final Written Decision in an Inter Partes Review of U.S. Patent No. 10,682,414 B2 and to an opposition proceeding at the European Patent Office with respect to EP 3678649. We may, in the future, be a party to other intellectual property litigation or administrative proceedings that are very costly and time-consuming and could interfere with our ability to sell and market our products. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us, especially as we gain greater visibility and market exposure as a public company.

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

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.*

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

Trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. Trade secrets will over time be disseminated within the industry through independent development, the publication of journal articles and the movement of skilled personnel from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. Because from time-to-time we expect to rely on third parties, we must, at times, share trade secrets with them. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed.

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

We only have a limited number of employees to manage and operate our business.*

As of April 30, 2024, we had 24 full-time employees and 2 part-time employees. Our focus on the development of neffy requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that it will be able to hire and/or retain adequate staffing levels to develop neffy or to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On December 3, 2020, Silverback Therapeutics, Inc. (“Silverback”) commenced its initial public offering (“IPO”) pursuant to a registration statement on Form S-1 (File No. 333-250009) that was declared effective by the SEC on December 3, 2020, for 11,500,000 shares of its common stock for sale to the public at a price of $21.00 per share. In addition, in December 2020, the underwriters exercised their over-allotment option to purchase 1,725,000 additional shares of Silverback common stock in the initial public offering at the public offering price of $21.00 per share, such that the aggregate offering price of the IPO was $277.7 million. The net offering proceeds to Silverback, after deducting underwriting discounts and commissions and offering costs, were $255.3 million. No offering expenses were paid directly or indirectly to any of the Silverback directors or officers (or their associates) or persons owning 10% or more of any class of Silverback’s equity securities or to any other affiliates. The underwriters for the Silverback initial public offering were Goldman Sachs & Co. LLC, SVB Leerink LLC, Stifel, Nicolaus & Company, Incorporated, and H.C. Wainwright & Co., LLC.

On November 8, 2022, Silverback completed its reverse merger with privately-held ARS Pharmaceuticals, Inc. On November 9, 2022, the combined company changed its name to ARS Pharmaceuticals, Inc.

The net proceeds from the IPO are held in cash and cash equivalents, primarily in treasury money market accounts, and investments, primarily in U.S. Treasury securities. Through March 31, 2024, approximately $169.4 million of the net proceeds from the IPO have been used, of which, (i) an estimated $51.7 million was used toward development of Silverback’s product candidates, (ii) $0.8 million was used to repay outstanding indebtedness, (iii) $16.0 million was used for transaction costs related to the Merger, including $7.0 million in severance and change in control benefit payments made to Silverback’s former officers, (iv) an estimated $43.0 million was used for the development and pre-commercial launch activities related to neffy, and (v) an estimated $57.9 million was used for working capital and general corporate purposes.

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

Item 5. Other Information

Trading Arrangements

During the quarter ended March 31, 2024, two of our executive officers adopted a trading plan for the orderly disposition of the Company’s securities as set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold	Expiration Date
Eric Karas, Chief Commercial Officer	Adoption	March 26, 2024	X		40,000	March 31, 2025
Kathleen D. Scott, Chief Financial Officer	Adoption	March 27, 2024	X		50,000	March 31, 2025

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) "Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2020).
4.1	Reference is made to Exhibit 3.1 and 3.2.
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

ARS PHARMACEUTICALS, INC.

Date: May 9, 2024	By:	/s/ Richard Lowenthal, M.S., MSEL
Richard Lowenthal, M.S., MSEL
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Kathleen D. Scott
Kathleen D. Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)