Form 10-Q
period 2024-06-30
ARS Pharmaceuticals, Inc.
filed 2024-08-06
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024 there were 96,941,609 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	any statements regarding future economic conditions or performance;

•	research and development plans, including planned clinical trials, for neffy, including for additional indications;

•	the expected timing for reporting data;

•	the design and potential benefits of neffy;

•	our expectations regarding the U.S. Food and Drug Administration’s (“FDA”) review of our New Drug Application (“NDA”) for neffy and the Prescription Drug User Fee Act (“PDUFA”) target action date;

•	our expectations regarding the timing for the European Medicines Agency’s (“EMA”) review of our Marketing Authorization Application (“MAA”) for neffy;

•	our plans to submit a supplemental NDA to the FDA and a post approval variation to the EMA for 1.0 mg neffy and the timing thereof;

•	our plans to submit regulatory filings for neffy in Japan, China, Australia and New Zealand in collaboration with our partners and the timing thereof;

•	the expected timing for regulatory review decisions for neffy;

•	the timing of the commercial launch of neffy, if approved;

•	the commercial potential of and commercialization strategy for neffy;

•	the size of the markets for neffy and any other product candidates, the projected growth thereof, and our ability to capture and grow those markets;

•	our ability to negotiate and enter into an agreement with a partner for the commercialization of neffy in Europe, and the economic terms thereof;

•	the rate and degree of market acceptance of neffy and any other product candidates;

•	our expected competitive position;

•	our potential to become the standard in treatment and transform the treatment of allergic reactions;

•	the likelihood of neffy attaining favorable coverage;

•	the expected intellectual property protection for neffy;

•	legislative and regulatory developments in the United States and foreign countries;

•	estimates regarding anticipated operating losses, capital requirements and needs for additional funds;

•	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection for neffy or any future product candidate;

•	our expected use of the remaining net proceeds from the Silverback Therapeutics, Inc. (“Silverback”) initial public offering; and

•	statements of belief and any statement of assumptions underlying any of the foregoing.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARS Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,626	$70,971
Short-term investments	182,118	157,389
Prepaid expenses and other current assets	1,994	3,366
Total current assets	220,738	231,726
Right-of-use asset	146	250
Fixed assets, net	636	574
Other assets	446	638
Total assets	$221,966	$233,188
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (including related party amounts of $122 and $178, respectively)	$6,565	$2,154
Lease liability, current	160	237
Total current liabilities	6,725	2,391
Lease liability, net of current portion	—	37
Total liabilities	6,725	2,428
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at June 30, 2024 and December 31, 2023; 96,939,797 and 96,414,963 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	10	10
Additional paid-in capital	369,487	362,004
Accumulated other comprehensive (loss) gain, net	(145)	49
Accumulated deficit	(154,111)	(131,303)
Total stockholders’ equity	215,241	230,760
Total liabilities and stockholders’ equity	$221,966	$233,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue under collaboration agreements	$500	$10	$500	$30

Operating expenses:
Research and development (including related party amounts of $518, $484, $1,245 and $1,075, respectively)	6,896	7,308	12,130	13,860
General and administrative (including related party amounts of $114, $181, $208 and $518, respectively)	8,944	13,305	16,902	25,486
Total operating expenses	15,840	20,613	29,032	39,346
Loss from operations	(15,340)	(20,603)	(28,532)	(39,316)
Other income, net	2,824	3,233	5,724	6,985
Net loss	$(12,516)	$(17,370)	$(22,808)	$(32,331)
Change in unrealized gains and losses on available-for-sale securities	(21)	(248)	(194)	(587)
Comprehensive loss	$(12,537)	$(17,618)	$(23,002)	$(32,918)
Net loss per share, basic and diluted	$(0.13)	$(0.18)	$(0.24)	$(0.34)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	96,827,687	94,911,268	96,656,690	94,571,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain, Net	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	96,414,963	$10	$362,004	$49	$(131,303)	$230,760
Exercise of common stock options and release of restricted stock units	159,086	—	258	—	—	258
Stock-based compensation	—	—	3,315	—	—	3,315
Net loss and comprehensive loss	—	—	—	(173)	(10,292)	(10,465)
Balance at March 31, 2024	96,574,049	$10	$365,577	$(124)	$(141,595)	$223,868
Exercise of common stock options, shares issued under the employee stock purchase plan, and release of restricted stock units	365,748	—	545	—	—	545
Stock-based compensation	—	—	3,365	—	—	3,365
Net loss and comprehensive loss	—	—	—	(21)	(12,516)	(12,537)
Balance at June 30, 2024	96,939,797	$10	$369,487	$(145)	$(154,111)	$215,241

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss), Net	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	93,943,316	$9	$349,408	$407	$(76,938)	$272,886
Exercise of common stock options and release of restricted stock units	504,712	—	1,319	—	—	1,319
Stock-based compensation	—	—	2,250	—	—	2,250
Net loss and comprehensive loss	—	—	—	(339)	(14,961)	(15,300)
Balance at March 31, 2023	94,448,028	$9	$352,977	$68	$(91,899)	$261,155
Exercise of common stock options, shares issued under the employee stock purchase plan, and release of restricted stock units	874,925	—	2,854	—	—	2,854
Stock-based compensation	—	—	2,161	—	—	2,161
Net loss and comprehensive loss	—	—	—	(248)	(17,370)	(17,618)
Balance at June 30, 2023	95,322,953	$9	$357,992	$(180)	$(109,269)	$248,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(22,808)	$(32,331)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,680	4,348
Depreciation	29	40
Amortization and accretion, net	(3,884)	(3,561)
Changes in operating assets and liabilities:
Prepaid and other assets	1,564	569
Donation of equipment	30	—
Accounts payable and accrued liabilities (including related party amounts of $(56) and $154, respectively)	4,410	4,980
Operating right-of-use assets and lease liabilities, net	(10)	(6)
Contract liability	—	(3,137)
Net cash used in operating activities	(13,989)	(29,098)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale	(151,038)	(131,353)
Maturities of short-term investments, available-for-sale	130,000	65,000
Purchase of property and equipment	(121)	(223)
Net cash used in investing activities	(21,159)	(66,576)
Cash flows from financing activities:
Proceeds from exercise of common stock options and employee stock purchase plan	803	4,173
Net cash provided by financing activities	803	4,173
Net change in cash and cash equivalents	(34,345)	(91,501)
Cash and cash equivalents at beginning of period	70,971	210,518
Cash and cash equivalents at end of period	$36,626	$119,017
Supplemental cash flow information:
Purchases of property and equipment included in accounts payable	$—	$91
Purchases of property and equipment reclassed from prepaid expenses and other current assets	$—	$174

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses since its inception and had an accumulated deficit of $154.1 million as of June 30, 2024. The Company had cash, cash equivalents, and short-term investments of $218.7 million as of June 30, 2024 and has not generated positive cash flows from operations. To date, the Company has funded its operations primarily with proceeds from the merger with Silverback in November 2022 (the “Merger”), the issuance of convertible preferred stock, payments earned under collaboration agreements and bank debt. The Company’s currently available cash, cash equivalents, and short-term investments as of June 30, 2024 are sufficient to meet its anticipated cash requirements for at least the 12 months following the date these financial statements are issued.

From August 5, 2015 (inception) through June 30, 2024, the Company has devoted substantially all of its efforts to developing intellectual property, conducting product development and clinical trials, raising capital, and building infrastructure. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. If the Company does not successfully commercialize any product candidates for which it receives regulatory approval, it will be unable to generate recurring product revenue or achieve profitability. Management expects operating expenses to increase for the foreseeable future and there can be no assurance that the Company will ever achieve profitability, or if achieved, that it will be sustained on a continuing basis.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, are unaudited. The balance sheet as of December 31, 2023 was derived from the audited financial statements as of and for the year ended December 31, 2023. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2024, the condensed consolidated results of its operations for the three and six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are also unaudited. The condensed consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other period.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the asset or asset group are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds its fair value. The Company has not recognized any impairment losses from inception through June 30, 2024.

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

	As of June 30,
	2024	2023
Warrants to purchase common stock	45,456	45,456
Common stock options granted and outstanding	14,436,432	15,383,418
Unvested restricted stock units	2,763	5,082
Total	14,484,651	15,433,956

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

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

June 30, 2024	Level	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
Cash and cash equivalents - Money market mutual funds	1	$18,931	$—	$—	$18,931
Cash and cash equivalents - U.S. Treasury securities	2	16,903	—	(1)	16,902
Short-term investments - U.S. Treasury securities	2	182,262	—	(144)	182,118
Total		$218,096	$—	$(145)	$217,951
December 31, 2023
Cash and cash equivalents - Money market mutual funds	1	$69,938	$—	$—	$69,938
Short-term investments - U.S. Treasury securities	2	157,340	61	(12)	157,389
Total		$227,278	$61	$(12)	$227,327

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the periods presented. During the three and six months ended June 30, 2024, the Company purchased $151.0 million in short-term investments and there was $130.0 million in maturities of short-term investments. During the three and six months ended June 30, 2023, the Company purchased zero and $131.4 million, respectively, in short-term investments.

The Company’s short-term investments portfolio contains investments in U.S. Treasury securities that have an effective maturity date that is less than one year from the respective balance sheet date. The Company's money market mutual fund holdings are highly liquid and invest primarily in cash and U.S. Treasury securities.

For the three and six months ended June 30, 2024, there was an immaterial and $0.2 million unrealized loss on available-for-sale securities, respectively. For the three and six months ended June 30, 2023, there was a $0.2 million and $0.6 million unrealized loss on available-for-sale securities, respectively. For the six months ended June 30, 2023, $0.3 million was reclassified from accumulated other comprehensive gain to other income. Management determined that the gross unrealized losses on the Company’s available-for-sale securities as of June 30, 2024 were primarily attributable to current economic and market conditions and not credit risk. As of June 30, 2024 and December 31, 2023, no allowance for credit losses was recorded. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell any investments prior to recovery of its amortized cost basis, which is expected to be at maturity.

Accrued interest on the Company's available-for-sale securities was $0.5 million as of June 30, 2024 and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

As of June 30, 2024 and December 31, 2023, the Company did not have any liabilities that were measured at fair value on a recurring basis.

4. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$555	$1,124
Interest receivable	542	686
Prepaid insurance	400	904
Capitalized software implementation costs	301	163
Prepaid development costs	174	380
Other	22	109
Total	$1,994	$3,366

Property and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Equipment	$681	$590
Furniture and fixtures	81	81
Leasehold improvements	24	24
Less accumulated depreciation	(150)	(121)
Total	$636	$574

Depreciation expense was immaterial for the three and six months ended June 30, 2024 and 2023.

Other long-term assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Capitalized software implementation costs	$446	$617
Security deposit	—	21
Total	$446	$638

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable	$3,272	$759
Accrued compensation	1,503	315
Accrued pre-commercialization marketing related expenses	548	42
Accrued legal and professional fees	465	174
Accrued development expenses	313	190
Accrued clinical expenses	240	515
Accrued tax expenses	13	4
Other	211	155
Total	$6,565	$2,154

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

Clinical and Commercial Supply. Arrangements that include a promise for the future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. The Company has not earned revenues for clinical or commercial supply sales as of June 30, 2024.

Royalty/Transfer Price Revenues. For arrangements that include sales-based royalties or transfer price, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company has not received any royalty or transfer price revenues as of June 30, 2024.

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

At the commencement of this collaboration, the Company identified the following performance obligations: the license for neffy and research and development services, both of which have been completed. The Company determined the initial transaction price to be $7.0 million, which includes a clinical milestone as it was deemed not probable of significant reversal at the inception of the agreement. Due to the uncertainty in the achievement of the regulatory and commercial milestones, the variable consideration associated with these future milestone payments has been fully constrained and is excluded from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period. The transaction price was allocated to the performance obligations based on the estimated stand-alone selling price of each performance obligation. The Company recognized no revenue and less than $0.1 million in revenue for the three and six months ended June 30, 2024 and 2023, respectively. There was no contract liability as of June 30, 2024.

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

On February 22, 2023, the Company and Recordati entered into a termination agreement (the “Recordati Termination Agreement”), pursuant to which, among other things, the Company and Recordati agreed to terminate the Recordati Agreement. Pursuant to the Recordati Termination Agreement, the Company reacquired all of the Recordati rights, paid Recordati a one-time upfront payment of €3.0 million, and has agreed to pay additional payments upon achievement of certain milestones including: (i) an EMA regulatory milestone payment of €2.0 million, (ii) a milestone payment of €5.0 million upon first commercial sale of a Recordati Licensed Product in the Recordati Territory, and (iii) royalty payments of up to €5.0 million in the aggregate from sales of Recordati Licensed Product(s) in the Recordati Territory (collectively, the “Recordati Rights”).

The Company determined that the Recordati Rights at the time of entering into the Recordati Termination Agreement had no alternative future use and therefore recorded the €3.0 million upfront payment to Recordati as an IPR&D expense presented within research and development expense. The Recordati Termination Agreement ended the Company’s performance obligations pursuant to the Recordati Agreement and consequently the existing contract liability of $3.1 million previously received from Recordati was recorded against IPR&D expense presented within research and development expense. Accordingly, no revenue was recognized in the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, the EMA regulatory milestone was met and a €2.0 million ($2.1 million in U.S. dollars) expense was recorded in research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss and the corresponding liability was recorded in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet.

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

Seqirus Agreement

In March 2024, the Company entered into a License and Distribution Agreement (the “Seqirus Agreement”) with Seqirus Pty, Ltd. (“Seqirus”) for the exclusive license to commercialize neffy in Australia and New Zealand (the “Seqirus Territory”). Under the Seqirus Agreement, the Company is responsible for the transfer of know-how, which includes regulatory materials, regulatory data, and commercialization data, and also for the manufacturing of product for commercial supply which is available to Seqirus at a negotiated price. Seqirus is solely responsible for all regulatory and commercialization activities in the Seqirus Territory. Either party may terminate the Seqirus Agreement for certain breaches. Unless terminated earlier by either or both parties, the initial term of the Seqirus Agreement is 15 years from the first commercial sale of neffy in the Seqirus Territory. The Seqirus Agreement will automatically renew for two year periods unless either party gives a notice to terminate at least 12 months prior to the end of the initial or any renewal term.

Under the terms of the Seqirus Agreement, the Company received an upfront payment of $0.5 million in May 2024. In addition, the Company is eligible to receive up to $4.5 million of milestone payments upon achievement of certain event milestones. Subject to regulatory approval, the Company will also receive a per unit supply price for the sale of commercial supply to Seqirus.

At the commencement of this collaboration, the Company identified one performance obligation which is the delivery of the license for neffy in the Seqirus Territory in combination with the transfer of know-how. The Company determined that the option to purchase the commercial supply does not represent a material right. The Company determined the initial transaction price to be the $0.5 million upfront payment. Due to the uncertainty in the achievement of all the regulatory milestones, the variable consideration associated with these future milestone payments has been fully constrained and is excluded from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. The variable consideration will be re-assessed at each reporting period. The Company delivered the license for neffy in the Seqirus Territory in combination with the transfer of know-how in May 2024 and recognized $0.5 million in revenue in the three and six months ended June 30, 2024.

6. Commitments and Contingencies

Leases

In October 2021, the Company entered into a 38-month noncancelable lease for its current headquarters location consisting of 4,047 rentable square feet of office space in San Diego, California. Under the terms of the agreement, there is no option to extend the lease, and the Company is subject to additional charges for common area maintenance and other costs. Monthly rental payments due under the lease commenced on December 6, 2021 and escalate through the lease term. The Company prepaid the first month’s rent upon execution of the lease, and the lease agreement provided full rent abatement for the second and third months of the rental term. As of June 30, 2024, the remaining lease term of the Company’s operating lease was 8 months, and the discount rate on the Company’s operating lease was 8%. As there was not an implicit rate within the lease, the discount rate was determined by using a set of peer companies incremental borrowing rates. The Company’s operating lease expense was $0.1 million for each of the three and six months ended June 30, 2024 and 2023. The Company’s variable lease expense was immaterial for the three and six months ended June 30, 2024 and 2023. Cash paid for amounts included in the measurement of lease liabilities was $0.1 million for each of the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024, future minimum noncancelable operating lease payments are as follows (in thousands):

Year ending December 31,	Amount
2024	$123
2025	42
Total lease payments	165
Less imputed interest	(5)
Lease liability	160
Less current portion of lease liability	(160)
Lease liability, net of current portion	$—

Contingencies

From time to time, the Company may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business.

On August 12, 2021, Amphastar Pharmaceuticals, Inc. (“Amphastar”) filed a Petition for Inter Partes Review with the United States Patent and Trademark Office (“USPTO”), seeking to invalidate claims 1-20 of United States Patent No. 10,682,414 (the “‘414 patent”). The ‘414 patent issued on June 16, 2020 and is entitled “Intranasal Epinephrine Formulations and Methods for the Treatment of Disease.” The claims of the ‘414 patent are directed to methods of treating a type-1 hypersensitivity reaction, including anaphylaxis, using an aqueous nasal spray pharmaceutical formulation containing epinephrine or a salt thereof in a single dose. On February 9, 2023, the USPTO issued a Final Written Decision finding claims 3-6 and 18-20, which encompass the Company’s neffy product candidate, patentable, and claims 1-2 and 7-17 unpatentable. On April 12, 2023, Amphastar filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. On May 15, 2023, the Company filed a motion to dismiss for lack of standing, which will be heard along with the merits of the case. Briefing on both the motion to dismiss and the merits is complete, and a decision from the Federal Circuit is expected in 2025. The results of any appeal proceedings are inherently unpredictable and uncertain, and could result in the Federal Circuit finding some or all of claims 1-20 of the ‘414 patent to be invalid or unenforceable.

On July 24, 2023, Aera A/S, an IP consultancy firm in Denmark representing an unidentified opponent, filed a notice of opposition with the European Patent Office (the “EPO”) in respect of EP 3678649 (the “EP ‘649 Patent”), which is a patent directed to a nasal spray formulation of epinephrine, and uses thereof. The Company filed a response to the notice of opposition on December 15, 2023, and the Company will continue to vigorously defend the EP ‘649 Patent. The results of any notice of opposition are inherently unpredictable and uncertain, and could result in the EPO finding the patent to be invalid or unenforceable.

Regardless of the outcome, involvement in legal proceedings may have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company cannot predict the outcome of these suits, and failure by the Company to obtain favorable resolutions could have a material adverse effect on its business, results of operations, and financial condition. The Company’s chances of success on the merits of these suits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of June 30, 2024.

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

The Company is responsible for reimbursing Aegis for patent costs incurred in connection with prosecuting and maintaining patent rights that are specific to epinephrine or epinephrine products. There were no expenses recognized in connection with legal patent fees for the six months ended June 30, 2024 and 2023.

The Company may terminate the Aegis Agreement with 30 days written notice or either party may terminate the Aegis Agreement for certain breaches of the Aegis Agreement. Unless terminated earlier by either or both parties, the term of the Aegis Agreement will continue until the final expiration of all royalty obligations under the Aegis Agreement.

In conjunction with the Aegis Agreement, the Company also entered into a Supply Agreement (the “Supply Agreement”) with Aegis that allows the Company to purchase materials for preclinical, development and commercial use at predetermined prices. The Company may elect to have Aegis supply minimum quantities but there are no minimum or maximum purchase obligations under the Supply Agreement unless this election is made. The parties may terminate the Supply Agreement at any time by mutual agreement. In addition, the parties may terminate the Supply Agreement in the event of certain breaches of the Supply Agreement or upon the earlier of the expiration or termination of the Aegis Agreement or June 2028. The Supply Agreement term may be extended by mutual written agreement. Under the Supply Agreement, $0.2 million in expense was recognized in the three and six months ended June 30, 2024, and $0.3 million and $0.2 million in expense was recognized in the three and six months ended June 30, 2023, respectively.

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

Common Stock

Common stock reserved for future issuance consisted of the following:

	June 30, 2024	December 31, 2023
Common stock options granted and outstanding	14,436,432	11,493,481
Restricted stock units granted and outstanding	2,763	4,144
Common stock reserved for future awards or option grants	7,618,889	6,220,866
Warrants to purchase common stock	45,456	45,456
Total	22,103,540	17,763,947

9. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expense	$913	$652	$1,824	$1,260
General and administrative expense	2,452	1,446	4,856	3,088
Total stock-based compensation expense	$3,365	$2,098	$6,680	$4,348

As of June 30, 2024, the total unrecognized stock-based compensation expense related to outstanding employee options was $31.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.58 years.

There were 4,144 restricted stock units outstanding as of December 31, 2023 and 2,763 restricted stock units outstanding as of June 30, 2024.

Equity Incentive Plans

In September 2018, ARS Pharma adopted the 2018 Equity Incentive Plan. As a result of the Merger, on November 8, 2022 ARS Pharma assumed Silverback’s 2016 and 2020 Equity Incentive Plans, and Employee Stock Purchase Plan (“ESPP”). During the three and six months ended June 30, 2024 and 2023, there were 43,679 and 21,899 shares of common stock purchased under the ESPP, respectively.

As of June 30, 2024, the 2016 and 2020 Equity Incentive Plans authorized a total of 20,839,408 shares, of which 7,321,544 shares are available for future grant, and 9,360,878 shares are outstanding. As of June 30, 2024, the 2018 Equity Incentive Plan authorized a total of 6,634,333 shares, of which 297,345 shares are available for future grant, and 5,078,317 shares are outstanding. The Company does not intend to grant future stock options or other equity awards under the 2016 or 2018 Equity Incentive Plans.

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

A summary of the Company’s stock option activity for the six months ended June 30, 2024 is as follows:

	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	11,493,481	$5.32
Granted	3,429,625	$5.81
Exercised	(479,774)	$1.25
Forfeited	(6,900)	$24.64
Outstanding at June 30, 2024	14,436,432	$5.56	7.96	$52,046
Exercisable at June 30, 2024	8,537,413	$4.68	7.15	$42,181

The exercisable shares subject to options outstanding at June 30, 2024 in the table above include vested and early exercisable awards. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at June 30, 2024. The aggregate intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was $3.4 million and $5.7 million, respectively.

The weighted-average grant date fair value per share of option grants for the six months ended June 30, 2024 and 2023 was $4.52 and $6.31, respectively. The total fair value of shares vested during the six months ended June 30, 2024 and 2023 was $9.9 million and $1.6 million, respectively.

The fair value of stock options granted was estimated using a Black-Scholes option-pricing model (“Black-Scholes”) with the following weighted-average assumptions:

	Six Months Ended June 30,
	2024	2023
Expected term (in years)	6.0	6.0
Expected volatility	94.0%	95.3%
Risk-free interest rate	4.0%	3.9%
Expected dividend yield	—	—

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

10. Employee Benefit Plans

In June 2022, the Company adopted a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended, for the Company’s U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the Internal Revenue Service (the “IRS”) annual limits. The Company matches up to 5% of an employee’s pay that they contribute to the plan, subject to IRS limitations. Expenses associated with the Company’s matching contribution totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2024 and 2023, respectively.

11. Related-Party Transactions

In September 2015, the Company entered into a consulting agreement, superseded in July 2022, for regulatory and development services with Pacific-Link Regulatory Consulting, Inc., an entity owned by the President/Chief Executive Officer/director and his spouse, the Chief Medical Officer of the Company. The Company incurred consulting expense related to this agreement totaling $0.5 million and $1.3 million during the three and six months ended June 30, 2024, respectively, and $0.5 million and $1.1 million during the three and six months ended June 30, 2023, respectively.

In September 2018, the Company entered into a consulting agreement with Marlinspike Group, LLC (“Marlinspike Group”) to provide management, business consulting services and business development support. The managing member of Marlinspike Group is the Chair of the Board of Directors of the Company and one of its stockholders. The Company incurred expenses related to this agreement totaling $0.1 million for the three and six months ended June 30, 2024 and 2023.

In April 2021, the Company entered into a consulting agreement, as amended in April 2022, with a member of the Board of Directors of the Company for general advice and assistance with the development of its current and future product candidates. As compensation for the consulting services the Company granted the member of the Board of Directors 590,950 stock options that vest over a four-year period. The Company incurred less than $0.1 million in stock-based compensation expense related to this agreement for the three and six months ended June 30, 2024 and 2023.

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

We believe neffy’s “no needle, no injection” approach will address a significant unmet need in the use of epinephrine, which is currently approved only in injectable formulations for the emergency treatment of Type I allergic reactions. There are approximately 40 million people in the United States who experience Type I allergic reactions. Of this group, over the last three years, approximately 20 million people have been diagnosed and experienced severe Type I allergic reactions that may lead to anaphylaxis, but (in 2023, for example) only 3.2 million filled their active epinephrine autoinjector prescription, and of those, only half consistently carry their prescribed autoinjector with them due to the many drawbacks of these devices. In aggregate, we estimate that up to 90% of patients prescribed an epinephrine device are not achieving an optimal treatment outcome today. These drawbacks include the use of needles in the devices, which can result in patient and caregiver injury as well as hesitation and delays in administration due principally to apprehension and pain of needles, allowing the allergic reaction to progress in severity leading to symptoms that seriously impact patient quality of life, to potential need for emergency services and/or hospitalizations, and to life-threatening symptoms or events. Intra-muscular injections also are subject to dosing errors and risk of accidental blood vessel injections, which can cause a significant spike in the intravascular delivery of epinephrine potentially leading to serious cardiovascular complications or events. We believe neffy’s “no needle, no injection” delivery that eliminates apprehension, pain and safety concerns, small size allowing for ease of portability, ease of use, and high reliability provide it with a user-friendly profile that will increase prescriptions for epinephrine and make it more likely for patients and caregivers to administer epinephrine sooner, achieve more rapid symptom relief and prevent the allergic reaction from progressing to a level of severity that could lead to hospitalization or even death.

Data from our studies of neffy demonstrated nasally delivered epinephrine reached blood levels comparable to those of already approved epinephrine injectable products, and produced statistically significant responses compared to injection on pharmacodynamic surrogates for efficacy even one minute after dosing with neffy.

Following the acceptance of our NDA in October 2022 for review by the U.S. Food and Drug Administration (“FDA”), on May 11, 2023, the FDA held a virtual meeting of its Pulmonary-Allergy Drugs Advisory Committee (“PADAC”). At that meeting, on the question of whether the data from our neffy pharmacokinetic (“PK”)/pharmacodynamic (“PD”) results support a favorable benefit-risk assessment in adults for the emergency treatment of Type I allergic reactions including anaphylaxis, the PADAC voted 16 (yes) and 6 (no). On the question of whether the neffy PK/PD results support a favorable benefit-risk assessment in children ≥30 kg for the emergency treatment of Type I allergic reactions including anaphylaxis, the PADAC voted 17 (yes) and 5 (no). Although the FDA considers the recommendations of the PADAC, the recommendation by the PADAC is non-binding.

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

We reported topline data in February 2024 from this additional repeat dose study requested by the FDA, and submitted our response to the FDA’s CRL in April 2024, with a PDUFA target action date of October 2, 2024 assigned by the FDA. The FDA acknowledged receipt of the submission and considered it a complete response to the September 19, 2023 action letter with no comments. We have also completed the additional nitrosamine testing based on the new draft guidance issued by the FDA in August 2023, and no measurable levels of nitrosamines were detected. If approved, we believe neffy will be the first “no needle, no injection” marketed epinephrine product for the emergency treatment of type I allergic reactions.

Our marketing authorization application (“MAA”) for neffy is also under review by the European Medicines Agency (“EMA”). In April 2024, we submitted a response to the Committee for Medicinal Products for Human Use (“CHMP”) for our MAA for neffy. In June 2024, the CHMP adopted a positive opinion for EURneffy (the tradename for neffy in the European Union (“EU”)), recommending the granting of a market authorization in the EU for the emergency treatment of allergic reactions (anaphylaxis). The EMA decision is normally issued 67 days from the adoption of the CHMP opinion, and, if favorable, is followed by a grant of marketing authorization by the European Commission.

We reported positive topline results demonstrating statistically significant and clinically meaningful improvements in treatment-refractory chronic urticaria patients at the American Academy of Allergy and Immunology medical conference in February 2024, and anticipate initiating a Phase 2 clinical trial in the outpatient urticaria setting in the fourth quarter of 2024, followed by the potential initiation of a single pivotal efficacy study in 2025.

Since our inception in 2015 as ARS Pharmaceuticals, Inc., we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, pre-commercial activities, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily with proceeds from the Merger (as more fully described below), private placement of convertible preferred stock, licensing, supply and distribution arrangements with our commercialization partners, and bank debt. From inception to June 30, 2024, we have raised $262.3 million in cash, cash equivalents and short-term investments, net of transaction costs, from the Merger; net proceeds of $76.3 million from the issuance of convertible preferred and common stock; $28.5 million from our collaboration, licensing, supply and distribution arrangements; and $10.0 million from bank debt. As of June 30, 2024, we had cash, cash equivalents, and short-term investments of $218.7 million.

We have incurred net losses from operations since our inception. Our net losses were $22.8 million and $32.3 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 we had an accumulated deficit of $154.1 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other development activities, the cost for regulatory filings, expenses for pre-commercial activities to establish sales, marketing and distribution capabilities for our product candidates, and our ability to earn potential regulatory and commercial milestones under our collaboration arrangements. We expect our expenses and operating losses will increase substantially if our product candidate, neffy, is approved by the FDA and we commence commercialization efforts, we advance neffy for additional indications, any future product candidates advance through clinical trials, and we expand our clinical, regulatory, quality, manufacturing and pre-commercial sales and marketing capabilities. If we obtain marketing approval for neffy or any of future product candidate, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution activities, and added expenditures to expand our operational, financial and management systems and increase personnel to support these operations.

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

On February 22, 2023, we entered into a termination agreement (the “Recordati Termination Agreement”) with Recordati, pursuant to which, among other things, we and Recordati agreed to terminate the Recordati License and Supply Agreement. Pursuant to the Recordati Termination Agreement, we reacquired all of the Recordati Rights, paid Recordati a one-time upfront payment of €3.0 million, and have agreed to pay additional payments upon achievement of certain milestones including: (i) an EMA regulatory milestone payment of €2.0 million, (ii) a milestone payment of €5.0 million upon first commercial sale of a Recordati Licensed Product in the Recordati Territory, and (iii) royalty payments of up to €5.0 million in the aggregate from sales of Recordati Licensed Product(s) in the Recordati Territory. As of June 30, 2024, the EMA regulatory milestone was met and a €2.0 million ($2.1 million in U.S. dollars) expense was recorded in research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss and the corresponding liability was recorded in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet.

Seqirus Agreement

In March 2024, we entered into a License and Distribution Agreement (the “Seqirus Agreement”) with Seqirus Pty, Ltd. (“Seqirus”) for the exclusive license to commercialize neffy in Australia and New Zealand (the “Seqirus Territory”). Under the Seqirus Agreement, we are responsible for the transfer of know-how, which includes regulatory materials, regulatory data, and commercialization data, and also for the manufacturing of product for commercial supply which is available to Seqirus at a negotiated price. Seqirus is solely responsible for all regulatory and commercialization activities in the Seqirus Territory. Either party may terminate the Seqirus Agreement for certain breaches. Unless terminated earlier by either or both parties, the initial term of the Seqirus Agreement is 15 years from the first commercial sale of neffy in the Seqirus Territory. The Seqirus Agreement will automatically renew for two year periods unless either party gives a notice to terminate at least 12 months prior to the end of the initial or any renewal term.

Under the terms of the Seqirus Agreement, we received an upfront payment of $0.5 million in May 2024. In addition, we are eligible to receive up to $4.5 million of milestone payments upon achievement of certain event milestones. Subject to regulatory approval, we will also receive a per unit supply price for the sale of commercial supply to Seqirus. We recognized $0.5 million in revenue in the three and six months ended June 30, 2024.

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

We expect our research and development expenses to decrease in 2024 compared to 2023 based on our planned clinical development and manufacturing activities, as we plan to transition to commercialization efforts for the potential launch of our first product in the fourth quarter of 2024. However, the timing for regulatory approvals is outside our control, may be delayed and is uncertain. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials and the manufacturing costs of our product candidates due to the inherently unpredictable nature of clinical development and manufacturing activities. Clinical development and manufacturing timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast to what degree our licensing, supply and distribution arrangements would affect our development plans and capital requirements.

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

We expect that our general and administrative expenses will remain consistent in 2024 compared to 2023. Pre-commercial investment related to neffy has been substantially decreased, however if neffy receives marketing approval, we will add sales and marketing personnel, infrastructure and programs to support commercialization activities. We expect to continue to incur audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, board of director fees, investor relations costs associated with operating as a public company, patent costs and defense, and general and administrative personnel.

Other Income, net

Other income, net consists primarily of interest income from our cash, cash equivalents, and short-term investments, and net amortization and accretion associated with our short-term investments.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023:

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Revenue under collaboration agreements	$500	$10	$490	*
Operating expenses:
Research and development(1)	6,896	7,308	(412)	(6)
General and administrative(1)	8,944	13,305	(4,361)	(33)
Total operating expenses	15,840	20,613	(4,773)	(23)
Loss from operations	(15,340)	(20,603)	5,263	(26)
Other income, net	2,824	3,233	(409)	(13)
Net loss	(12,516)	(17,370)	4,854	(28)
Change in unrealized gains and losses on available-for-sale securities	(21)	(248)	227	(92)
Comprehensive loss	$(12,537)	$(17,618)	$5,081	(29)%

______________

* Not meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Research and development	$913	$652
General and administrative	2,452	1,446
Total	$3,365	$2,098

Revenues. There was $0.5 million in revenue under collaboration agreements for the three months ended June 30, 2024, and less than $0.1 million in revenues for the three months ended June 30, 2023. The revenues for the three months ended June 30, 2024 includes the recognition of revenue for the delivery of the license for neffy in the Seqirus Territory in combination with the transfer of know-how under our license and distribution agreement with Seqirus. The revenues for the three months ended June 30, 2023 includes the recognition of revenue for the portion of upfront and clinical and regulatory milestone payments under our collaboration agreement with Alfresa Pharma Corporation (“Alfresa”) that have been allocated to research and development services provided for during that period. We expect revenues to fluctuate in future periods based on our ability to meet various regulatory milestones, and contingent on successfully obtaining regulatory approval for neffy in the licensed regions, commercial milestones, royalties or transfer price earned from our partner’s net sales and the supply of commercial product as set forth in these agreements.

Research and Development Expenses. Research and development expenses were $6.9 million and $7.3 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $0.4 million was primarily due to a $1.4 million decrease in product development expenses, a $0.9 million decrease in consulting fees, and a $0.5 million decrease in other operating expenses. These aggregated decreases were partially offset by a $2.1 million increase in in-process research and development expense related to an EMA regulatory milestone liability under the Recordati Termination Agreement and a $0.3 million increase in stock-based compensation.

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Clinical and regulatory	$1,849	$2,919
Manufacturing and non-clinical development	5,047	4,389
Total research and development expenses	$6,896	$7,308

General and Administrative Expenses. General and administrative expenses were $8.9 million and $13.3 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $4.4 million was primarily due to a $3.8 million decrease in pre-commercial launch activities related to neffy, a $0.7 million decrease in consulting fees, a $0.5 million decrease in legal fees, and a $0.4 million decrease in other operating expenses. These aggregated decreases were partially offset by a $1.0 million increase in stock-based compensation.

Other Income, Net. Other income, net was $2.8 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $0.4 million was primarily due to a $0.5 million decrease in interest income from our cash, cash equivalents, and short-term investments, and a $0.1 million decrease in other items. These aggregated decreases were partially offset by a $0.2 million increase in net amortization and accretion associated with our short-term investments.

Comparison of the Six Months Ended June 30, 2024 and 2023:

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Six Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Revenue under collaboration agreements	$500	$30	$470	*
Operating expenses:
Research and development(1)	12,130	13,860	(1,730)	(12)
General and administrative(1)	16,902	25,486	(8,584)	(34)
Total operating expenses	29,032	39,346	(10,314)	(26)
Loss from operations	(28,532)	(39,316)	10,784	(27)
Other income, net	5,724	6,985	(1,261)	(18)
Net loss	(22,808)	(32,331)	9,523	(29)
Change in unrealized gains and losses on available-for-sale securities	(194)	(587)	393	(67)
Comprehensive loss	$(23,002)	$(32,918)	$9,916	(30)%

______________

* Not meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Research and development	$1,824	$1,260
General and administrative	4,856	3,088
Total	$6,680	$4,348

Revenues. There was $0.5 million in revenue under collaboration agreements for the six months ended June 30, 2024, and less than $0.1 million in revenues for the six months ended June 30, 2023. The revenues for the six months ended June 30, 2024 includes the recognition of revenue for the delivery of the license for neffy in the Seqirus Territory in combination with the transfer of know-how under our license and distribution agreement with Seqirus. The revenues for the six months ended June 30, 2023 includes the recognition of revenue for the portion of upfront and clinical and regulatory milestone payments under our collaboration agreement with Alfresa that have been allocated to research and development services provided for during that period. We expect revenues to fluctuate in future periods based on our ability to meet various regulatory milestones, and contingent on successfully obtaining regulatory approval for neffy in the licensed regions, commercial milestones, royalties or transfer price earned from our partner’s net sales and the supply of commercial product as set forth in these agreements.

Research and Development Expenses. Research and development expenses were $12.1 million and $13.9 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $1.7 million was primarily due to a $3.9 million decrease in product development expenses, a $1.1 million decrease in consulting fees, and a $0.4 million decrease in other operating expenses. These aggregated decreases were partially offset by a $2.1 million increase in in-process research and development expense related to an EMA regulatory milestone liability under the Recordati Termination Agreement, a $1.0 million increase in clinical trial costs associated with neffy, and a $0.6 million increase in stock-based compensation.

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Clinical and regulatory	$5,264	$5,208
Manufacturing and non-clinical development	6,866	8,652
Total research and development expenses	$12,130	$13,860

General and Administrative Expenses. General and administrative expenses were $16.9 million and $25.5 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $8.6 million was primarily due to a $7.2 million decrease in pre-commercial launch activities related to neffy, a $1.1 million decrease in consulting fees, a $0.7 million decrease in legal fees, a $0.5 million decrease in payroll-related expenses, a $0.4 million decrease in recruiting fees, a $0.3 million decrease in insurance costs, and a $0.2 million decrease in other operating expenses. These aggregated decreases were partially offset by a $1.8 million increase in stock-based compensation.

Other Income, Net. Other income, net was $5.7 million and $7.0 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $1.3 million was primarily due to a $1.1 million decrease in interest income from our cash, cash equivalents, and short-term investments, $0.3 million from the sale of in-process research and development obtained in the Merger, which occurred in the six months ended June 30, 2023, and a $0.2 million decrease in other items. These aggregated decreases were partially offset by a $0.3 million increase in net amortization and accretion associated with our short-term investments.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have not generated any revenue from any product sale and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates until the fourth quarter of 2024 or after, if at all. We have funded our operations to date primarily with proceeds from the Merger, the sale of preferred and common stock, revenue earned under collaboration, licensing, supply and distribution agreements and bank debt. From inception to June 30, 2024, we have raised $262.3 million in cash, cash equivalents and short-term investments, net of transaction costs, from the Merger, net proceeds of $76.3 million from the issuance of convertible preferred and common stock, $28.5 million from our collaboration, licensing, supply and distribution arrangements, and $10.0 million from bank debt. As of June 30, 2024, we had cash, cash equivalents, and short-term investments of $218.7 million.

Cash flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash and cash equivalents used in operating activities	$(13,989)	$(29,098)
Net cash and cash equivalents used in investing activities	(21,159)	(66,576)
Net cash and cash equivalents provided by financing activities	803	4,173
Net decrease in cash and cash equivalents	$(34,345)	$(91,501)

Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $14.0 million. This consisted primarily of a net loss of $22.8 million, an increase in our operating liabilities of $4.4 million, a decrease in our operating assets of $1.6 million, and non-cash charges of $2.8 million. The increase in our operating liabilities was primarily due to an increase in accounts payable and accrued liabilities of $4.4 million. The decrease in our operating assets was primarily due to a decrease in prepaid and other assets of $1.6 million. The non-cash charges consisted of non-cash stock-based compensation of $6.7 million, partially offset by $3.9 million in net amortization of discounts on short-term investments.

During the six months ended June 30, 2023, net cash used in operating activities was $29.1 million. This consisted primarily of a net loss of $32.3 million, an increase in our operating liabilities of $1.8 million, a decrease in our operating assets of $0.6 million, and non-cash charges of $0.8 million. The increase in our operating liabilities was primarily due to an increase in accounts payable and accrued liabilities of $5.0 million, partially offset by a decrease in contract liability of $3.1 million. The decrease in our operating assets was primarily due to a decrease in prepaid and other assets of $0.6 million. The non-cash charges consisted of non-cash stock-based compensation of $4.3 million, partially offset by $3.6 million in net amortization of discounts on short-term investments.

Investing Activities

During the six months ended June 30, 2024, the cash and cash equivalents used in investing activities was $21.2 million. This consisted primarily of purchases of short-term investments of $151.0 million, maturities of short-term investments of $130.0 million, and purchases of property and equipment of $0.1 million. During the six months ended June 30, 2023, the cash and cash equivalents used in investing activities was $66.6 million. This consisted primarily of purchases of short-term investments of $131.4 million, maturities of short-term investments of $65.0 million, and purchases of property and equipment of $0.2 million.

Financing Activities

During the six months ended June 30, 2024, the cash and cash equivalents provided by financing activities was $0.8 million, which consisted of proceeds from stock option exercises and the employee stock purchase plan. During the six months ended June 30, 2023, the cash and cash equivalents provided by financing activities was $4.2 million, which consisted of proceeds from stock option exercises and the employee stock purchase plan.

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

•	subject to receipt of regulatory approval, revenue, if any, received from commercial sales of our product candidates or any other additional product candidates we may develop and pursue in the future;

•	the timing and amount of any milestone and royalty payments under the Aegis License Agreement and the Recordati Termination Agreement;

•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;

•	our headcount growth and associated costs as we expand our employee headcount and establish a commercial infrastructure;

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

During the six months ended June 30, 2024, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 21, 2024 and Note 2 - Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Capital

We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future.*

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Our only product candidate, neffy, is in the clinical stage of development. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $54.4 million for the year ended December 31, 2023 and $22.8 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $154.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals and prepare for commercialization for our product candidate, neffy, an investigational, new formulation of epinephrine, for the emergency treatment of Type I allergic reactions and potential additional indications.

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

Changes in tax law could adversely affect our business and financial condition.*

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the U.S. Treasury Department, and state and local taxing authorities. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition, realization of tax assets or results of operations.

Risks Related to the Development of neffy or Any Future Product Candidates

We have never commercialized a product and may experience delays or unexpected costs or difficulties in obtaining regulatory approval for neffy for its initial indication or potential additional indications.*

We have never obtained regulatory approval for, or commercialized, a pharmaceutical product. It is possible that the FDA and the EMA may refuse to accept any or all of our submitted or planned NDAs and MAAs for substantive review or may conclude after review of our data that an application is insufficient to obtain regulatory approval for neffy or any future product candidates. As we announced on September 19, 2023, the FDA issued a CRL for our NDA for neffy for the treatment of allergic reactions (Type I) including anaphylaxis for adults and children ≥ 30 kg. In the CRL, the FDA requested completion of a PK/PD study assessing repeat dosing of neffy compared to repeat doses of an epinephrine injection product under allergen-induced allergic rhinitis condition in order to support approval. In October 2023, we held a Type A meeting with the FDA to discuss the CRL, during which the FDA reiterated that no other information is required beyond the contents of the CRL and that our response submission will be classified as Class 2, with an action expected within six months of receipt date. We reported topline data from the additional repeat dose study requested by the FDA, and submitted our response to the FDA’s CRL on April 2, 2024. While the PDUFA target action is October 2, 2024, there can be no assurances that the FDA will not require other information that was not contemplated by the CRL, including follow up requests based on the information provided in response to the CRL. Additionally, there can be no assurances that an action will occur within six months of the receipt date. Further material delays in the approval of our NDA or the issuance by the FDA of another CRL, would likely cause a material adverse effect to our business. Additionally, the EMA required us to submit our preclinical animal anaphylaxis study results during the review process of our prior 1.0 mg dose of neffy MAA submission. On April 30, 2024, we submitted our Day 180 response to the CHMP for our MAA for neffy. On June 27, 2024, the CHMP adopted a positive opinion for EURneffy (the tradename for neffy in the EU), recommending the granting of a market authorization in the EU for the emergency treatment of allergic reactions (anaphylaxis). The EMA decision is normally issued 67 days from the adoption of the CHMP opinion, and, if favorable, is followed by a grant of marketing authorization by the European Commission. If the FDA and the EMA do not approve any of our submitted or planned NDAs or MAAs, such regulatory authorities may require that we conduct additional clinical, nonclinical or manufacturing validation studies before they will reconsider future applications. Such additional clinical, nonclinical or manufacturing validation studies may impact our cash runway and require us to raise additional capital. Depending on the extent of these or any other required studies, approval of any NDA, MAA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing neffy for any indication or any other product candidate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve any NDA, MAA or other application that we submit. For example, the FDA has indicated that the ongoing pediatric clinical trial, EPI-10, would be sufficient to support a submission of our NDA for pediatric approval of a 2.0 mg dose of neffy for children weighing more than 30 kg, and to support a separate submission for pediatric approval of a 1.0 mg dose of neffy for children weighing between 15 and 30 kg; however, the FDA has not reviewed our complete clinical data, to date, and therefore there is no guarantee that the FDA will determine that any submitted or future NDA or supplement is sufficient for issuing a marketing approval of neffy for the emergency treatment of Type I allergic reactions in children. If any of these outcomes occur, we may be forced to abandon the development of neffy or any future product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for applications in other foreign jurisdictions. In addition, difficulties in obtaining approval of neffy for the emergency treatment of Type I allergic reactions could adversely affect our efforts to seek approval from regulatory authorities for neffy for use in other potential indications.

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

The regulatory approval processes of the FDA, the EMA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for neffy or any future product candidates, our business will be substantially harmed.*

We, and any current and future licensing and collaboration partners, are not permitted to commercialize, market, promote or sell any product candidate in the United States or the EU without obtaining regulatory approval from the FDA or the EMA, respectively. Regulatory authorities in other jurisdictions may have similar requirements. The time required to obtain approval by the FDA, the EMA and other comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, other than the NDA for neffy that we submitted to the FDA in the third quarter of 2022, our response to the CRL in April 2024, our MAA for neffy that was filed and validated for review by the EMA in the fourth quarter of 2022, and our response submitted for the neffy MAA that was filed in April 2024 and that received a positive opinion from the CHMP in June 2024, we have not submitted any product approval submissions for neffy or any other product candidate to the FDA, EMA or other comparable foreign regulatory authorities for neffy and there can be no assurance that we will receive such approval from such regulatory authorities after submitting any product approval application. The FDA issued a CRL to our NDA on September 19, 2023 and there can be no assurance that our NDA for neffy will not receive another CRL rather than approval.

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

If the FDA does not conclude that neffy or any future product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for such product candidates under Section 505(b)(2) are not as we expect, the approval pathway for those product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.*

Although the FDA accepted for filing our submission of a marketing application for neffy under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“Section 505(b)(2)”) regulatory pathway for the emergency treatment of Type I allergic reactions, there can be no assurance that the FDA will approve any such application or agree that the Section 505(b)(2) pathway is appropriate for any future product candidates.

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

If the FDA does not allow us to proceed under the Section 505(b)(2) regulatory pathway for any future product candidates, we may need to conduct additional nonclinical studies and/or clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for any future product candidate, and complications and risks associated with such product candidates, would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than any product candidates we develop, which could adversely impact our competitive position and prospects. Even though we have been permitted to proceed with the Section 505(b)(2) pathway for neffy for the treatment of Type 1 allergic reactions, we cannot assure you that neffy or any future product candidates we develop will receive the requisite approval for commercialization.

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

Risks Related to Our Dependence on Third Parties

We intend to rely completely on third parties to manufacture and distribute our supply of neffy and intend to rely on third parties to manufacture and distribute any future product candidates.*

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture or distribute commercial quantities of neffy. Our ability to commercially supply neffy, if approved, depends, in part, on the ability of third-party manufacturers to supply and manufacture neffy, the raw materials, API and other important components related to the manufacture of neffy, including Intravail® and our nasal sprayer apparatus. We also intend to rely on third parties to label and package the finished product. These third-party manufacturers may have limited experience manufacturing neffy, the raw materials and API for neffy to be supplied to patients in the United States. While we will work with our third-party suppliers and manufacturers to optimize the manufacturing process for neffy and any future product candidates, if approved, we cannot guarantee that such efforts will be successful. If we fail to develop and maintain supply relationships with these third parties, we may be unable to successfully commercialize neffy or any future product candidate, if approved.

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
•
the reduction or termination of production, raw materials, or deliveries by suppliers, or the raising of prices or renegotiation of terms;
•
the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;
•
the breach by the third-party contractors of our agreements with them;
•
the failure of third-party contractors to comply with applicable regulatory requirements, whether related to neffy or another product;
•
the failure of the third party to manufacture our product candidates, or the raw materials associated therewith, according to our specifications;
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

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications, including without limitation due to a change in raw materials supply, and the strict regulatory requirements of the FDA and other foreign regulatory authorities, this could affect the review of the NDA submitted for neffy or post-approval sales. In addition, other than to conduct audits, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of neffy or any future product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, and/or raw material suppliers, which would significantly impact our ability to develop, obtain marketing approvals for or commercialize neffy or any future product candidate. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, application review delays, suspension or withdrawal of approvals, license revocation, import alerts, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of neffy or any of our future product candidates or drugs and harm our business and results of operations. Our current and anticipated future dependence upon others for the raw materials associated with, and the manufacture of neffy or any future product candidates or drugs may adversely affect our future profit margins and our ability to commercialize neffy or any future product candidate that receives marketing approval on a timely and competitive basis.

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

The failure of our licensing and collaboration partners to devote sufficient time and effort to the development and commercialization of neffy; to meet their obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; to adequately respond to the adverse impact of military action, sanctions and market disruptions; and/or to satisfactorily resolve significant disagreements with us or address other factors could have an adverse impact on our financial results and operations. In addition, if these third parties violate, or are alleged to have violated, any laws or regulations during the performance of their obligations for us, including with respect to safety, patient and data privacy, antitrust, and bribery and corruption, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences and liabilities. We may not be successful in enforcing the terms and conditions of our licensing and collaboration agreements in court or via agreed upon dispute resolution mechanisms, and even if we were to prevail in any such dispute, the remedies may not be adequate to compensate us for the losses. Any termination, breach or expiration of any of these licensing or collaboration agreements could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive license fees, milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing regulatory approval and commercialization of neffy. Alternatively, we may attempt to identify and transact with a new assignee or licensee, but there can be no assurance that we would be able to identify a suitable partner or transact on terms that are favorable to us. For example, in February 2023, we terminated the Recordati License and Supply Agreement, which eliminated the potential for us to receive milestone and royalty payments from Recordati under the Recordati License and Supply Agreement. We intend to pursue strategic partnerships for the commercialization of neffy in additional regions outside of the United States, subject to FDA approval of neffy, including the regions previously licensed to Recordati, but there can be no assurance that we would be able to identify a suitable partner or transaction on terms that are favorable to us. In addition, under the Recordati Termination Agreement, we are obligated to pay certain milestone and royalty payments to Recordati.

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

We entered into exclusive licensing and collaboration agreements for the development and commercialization of neffy with Alfresa Pharma Corporation in Japan; Pediatrix Therapeutics, Inc. in China, Macau, Hong Kong and Taiwan; and CSL Seqirus in Australia and New Zealand. These licensing and collaboration partners have direct sales forces and established distribution systems to serve as an alternative to our own sales force and distribution systems. We may enter into additional licensing and collaboration agreements in other territories for the commercialization of neffy or any future product candidates, however, we may be unable to enter into such agreements on favorable terms, if at all. Our product revenue may be lower than if we directly marketed or sold our products, if approved. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be successful and are generally not within our control.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information (collectively, “sensitive data”).

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide any product that receives regulatory approval. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (the “CCPA”), applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the EU’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”) and Australia’s Privacy Act, impose strict requirements for processing personal data.

For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR. 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Furthermore, we also conduct clinical trials in Asia and have operations in Japan and may be subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act. China’s PIPL imposes a set of specific obligations on covered businesses in connection with their processing and transfer of personal data and imposes fines of up to RMB 50 million or 5% of the prior year’s total annual revenue of the violator.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and may impose data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

In addition, we are contractually subject to industry standards adopted by industry groups and, we are, or may become directly subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data or sensitive data on our behalf.

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

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as a fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.

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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties). We may not, however, detect and remediate all such vulnerabilities, including on a timely basis. Vulnerabilities could be exploited and result in a security incident. Any unremediated critical or high risk vulnerabilities could pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

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

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.*

Patents are of national or regional effect. Although as of June 30, 2024 we co-own or exclusively license seven issued U.S. patents, granted patents in each of Australia, Canada, China, Hong Kong, Japan, Mexico, Singapore, South Korea, Europe, and the United Kingdom directed to neffy and its uses, among other things, two pending U.S. non-provisional patent applications, one pending U.S. provisional patent application and over fifteen pending foreign patent applications directed to neffy and its uses, among other things, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These competitor products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We only have a limited number of employees to manage and operate our business.*

As of July 31, 2024, we had 23 full-time employees and 5 part-time employees. Our focus on the development of neffy requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that it will be able to hire and/or retain adequate staffing levels to develop neffy or to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.*

We have incurred substantial losses during our history. Unused federal net operating losses (“NOLs”) for the tax years beginning before January 1, 2018, will carry forward to offset future taxable income, if any, until such unused losses expire. Unused federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards is limited to 80% of taxable income. In addition, both current and future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Code if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. The Merger resulted in an ownership change of our company. The NOL carryforwards of pre-Merger, privately-held ARS Pharma may also be subject to limitation as a result of prior shifts in equity ownership and/or the Merger. Additional ownership changes in the future could result in additional limitations on our NOL carryforwards. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state NOL carryforwards and certain state tax credits in tax years beginning after 2023 and before 2027. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our business, cash flow, financial condition or results of operations.

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

The net proceeds from the IPO are held in cash and cash equivalents, primarily in treasury money market accounts, and investments, primarily in U.S. Treasury securities. Through June 30, 2024, approximately $177.5 million of the net proceeds from the IPO have been used, of which, (i) an estimated $51.7 million was used toward development of Silverback’s product candidates, (ii) $0.8 million was used to repay outstanding indebtedness, (iii) $16.0 million was used for transaction costs related to the Merger, including $7.0 million in severance and change in control benefit payments made to Silverback’s former officers, (iv) an estimated $48.4 million was used for the development and pre-commercial launch activities related to neffy, and (v) an estimated $60.6 million was used for working capital and general corporate purposes.

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

10.1+	Amended and Restated Non-Employee Director Compensation Policy.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARS PHARMACEUTICALS, INC.

Date: August 6, 2024	By:	/s/ Richard Lowenthal, M.S., MSEL
Richard Lowenthal, M.S., MSEL
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Kathleen D. Scott
Kathleen D. Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)