Form 10-Q/A
period 2024-09-30
ARS Pharmaceuticals, Inc.
filed 2024-12-06
CIK 1671858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

Amendment No. 1

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(
d
) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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

EXPLANATORY NOTE
ARS Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form
10-Q/A
(this “Amendment”) to its Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2024 (the “Original Filing”) to amend Part II “Item 5. Other Information” by adding disclosure regarding a “Rule
10b5-1
trading arrangement” as defined in Item 408(a) of Regulation
S-K
that was entered into during the quarter ended September 30, 2024 by a member of the Company’s board of directors. In accordance with Rule
12b-15
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the complete text of Part II “Item 5. Other Information” as amended hereby is set forth herein.
In addition, as required by Rule
12b-15
of the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Part II “Item 6. Exhibits” hereof, pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Item 307 or 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002, as amended), as no financial statements are being filed with this Amendment. Other than as expressly set forth herein, this Amendment does not, and does not purport to amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

PART II – OTHER INFORMATION
Item 5. Other Information
During the quarter ended September 30, 2024, one of our executive officers terminated a Rule

10b5-1

trading plan and a member of our board of directors adopted a Rule

10b5-1

trading plan, each as set forth in the table below.

				Type of Trading Arrangement
Name and Position	Action		Adoption/Termination Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares of Common Stock to be Sold	Expiration Date
Brian Dorsey, Chief Operating Officer	Termination	(3)	August 28, 2024	X		340,000	March 31, 2025
Laura Shawver, Director	Adoption		August 16, 2024	X		400,002	April 30, 2025

(1)	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2)	“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3)	Represents the termination of a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on March 31, 2023 and amended on December 8, 2023.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARS PHARMACEUTICALS, INC.

Date: December 6, 2024	By:	/s/ Richard Lowenthal, M.S., MSEL
Richard Lowenthal, M.S., MSEL
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 6, 2024	By:	/s/ Kathleen D. Scott
Kathleen D. Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)

3