Form 10-Q
period 2025-03-31
ARS Pharmaceuticals, Inc.
filed 2025-05-14
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, there were 98,213,561 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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
•
research and development plans, including planned clinical trials, for our current or future intranasal epinephrine technology product candidates;
•
the expected timing for reporting data;
•
our expectations regarding the European Medicines Agency’s (“EMA”) review of our post-approval variation for neffy 1 mg;
•
our plans to submit regulatory filings for neffy in additional geographies in collaboration with our partners and the timing thereof;
•
the expected timing for regulatory review decisions for neffy and our intranasal epinephrine technology product candidates;
•
the commercial potential of and commercialization strategy for neffy and our intranasal epinephrine technology product candidates;
•
the size of the markets (including annual sales opportunities) for our current and future product candidates, as well as for neffy, for its currently approved indications in the United States and the European Union (“EU”), the projected growth thereof, and our, and our collaboration and marketing partners’, ability to capture and grow those markets;
•
the rate and degree of market acceptance of neffy and any future product candidates;
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

neffy is a trademark of ours that we use in this Quarterly Report. This Quarterly Report also includes trademarks, trade names, and service marks that are the property of other organizations. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to our trademark and trade names. The use or display of other companies’ trade names or trademarks do not suggest or imply a relationship or affiliation with, or endorsement or sponsorship of us by, any other companies.

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
•
If we are unable to successfully develop our current or future intranasal epinephrine technology product candidates, or neffy for additional indications, or experience significant delays in doing so, the commercial potential of our current or future intranasal epinephrine technology product candidates or neffy will be more limited.
•
If the U.S. Food and Drug Administration (“FDA”) does not conclude that our current or future intranasal epinephrine technology product candidates, or neffy for additional indications, satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for such product candidates or additional indications under Section 505(b)(2) are not as we expect, the approval pathway for those product candidates or additional indications will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.
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
•
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARS Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,864	$50,817
Short-term investments	235,863	263,205
Accounts receivable, net	9,303	8,175
Inventories	7,270	5,212
Prepaid expenses and other current assets	11,560	6,886
Total current assets	303,860	334,295
Long-term inventories	11,939	5,307
Right-of-use asset	72	37
Fixed assets, net	1,075	1,029
Intangible assets, net	7,241	7,371
Other assets	3,131	3,114
Total assets	$327,318	$351,153
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (including related party amounts of $710 and $656, respectively)	$27,009	$22,841
Contract liability, current	540	557
Lease liability	73	42
Total current liabilities	27,622	23,440
Financing liability	69,383	69,383
Contract liability, net of current portion	1,339	1,532
Total liabilities	98,344	94,355
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; 98,129,804 and 97,954,172 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	10	10
Additional paid-in capital	386,137	379,873
Accumulated other comprehensive gain, net	72	220
Accumulated deficit	(157,245)	(123,305)
Total stockholders’ equity	228,974	256,798
Total liabilities and stockholders’ equity	$327,318	$351,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Product revenue, net	$7,763	$—
Revenue under collaboration agreements	210	—
Total revenue	7,973	—
Operating expenses:
Cost of goods sold (including related party amounts of $488 and $0, respectively)	1,094	—
Research and development (including related party amounts of $666 and $726, respectively)	2,952	5,234
Selling, general and administrative (including related party amounts of $124 and $93, respectively)	41,104	7,958
Total operating expenses	45,150	13,192
Loss from operations	(37,177)	(13,192)
Other income, net	3,237	2,900
Net loss	$(33,940)	$(10,292)
Change in unrealized gains and losses on available-for-sale securities	(148)	(173)
Comprehensive loss	$(34,088)	$(10,465)
Net loss per share, basic and diluted	$(0.35)	$(0.11)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	98,060,636	96,486,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

				Accumulated
	Common			Other		Total
	Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Gain, Net	Deficit	Equity
Balance at December 31, 2024	97,954,172	$10	$379,873	$220	$(123,305)	$256,798
Exercise of common stock options and release of restricted stock units	175,632	—	725	—	—	725
Stock-based compensation	—	—	5,539	—	—	5,539
Net loss and comprehensive loss	—	—	—	(148)	(33,940)	(34,088)
Balance at March 31, 2025	98,129,804	$10	$386,137	$72	$(157,245)	$228,974

				Accumulated
	Common			Other		Total
	Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Gain (Loss), Net	Deficit	Equity
Balance at December 31, 2023	96,414,963	$10	$362,004	$49	$(131,303)	$230,760
Exercise of common stock options and release of restricted stock units	159,086	—	258	—	—	258
Stock-based compensation	—	—	3,315	—	—	3,315
Net loss and comprehensive loss	—	—	—	(173)	(10,292)	(10,465)
Balance at March 31, 2024	96,574,049	$10	$365,577	$(124)	$(141,595)	$223,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(33,940)	$(10,292)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,298	3,315
Depreciation and amortization expense	280	11
Accretion on investments, net of amortization	(1,961)	(1,980)
Changes in operating assets and liabilities:
Accounts receivable	(1,128)	—
Inventories	(8,449)	—
Prepaid expenses and other assets	(4,796)	867
Donation of equipment	—	30
Accounts payable and accrued liabilities	4,168	1,344
Operating right-of-use assets and lease liabilities, net	(4)	(5)
Contract liability	(210)	—
Net cash and cash equivalents used in operating activities	(40,742)	(6,710)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale	(34,345)	(63,430)
Maturities of short-term investments, available-for-sale	63,500	55,000
Purchase of property and equipment	(91)	(83)
Net cash and cash equivalents provided by (used in) investing activities	29,064	(8,513)
Cash flows from financing activities:
Proceeds from exercise of common stock options	725	258
Net cash and cash equivalents provided by financing activities	725	258
Net decrease in cash and cash equivalents	(10,953)	(14,965)
Cash and cash equivalents at beginning of period	50,817	70,971
Cash and cash equivalents at end of period	$39,864	$56,006
Supplemental cash flow information:
Remeasurement of right-of-use asset and lease liability from lease modification	$93	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Description of Business

ARS Pharmaceuticals, Inc. (“ARS”, “ARS Pharma” or the “Company”) is a biopharmaceutical company focused on the commercialization and development of neffy (currently identified in the EU by the trade name EURneffy) for the needle-free intranasal delivery of epinephrine for the emergency treatment of Type I allergic reactions, including anaphylaxis. neffy is the first and only FDA and European Commission-approved needle-free epinephrine product, and the first new delivery method for epinephrine in more than 35 years.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses in most years since its inception and had an accumulated deficit of $157.2 million as of March 31, 2025. The Company had cash, cash equivalents, and short-term investments of $275.7 million as of March 31, 2025 and has not generated positive cash flows from operations in most years. To date, the Company has funded its operations primarily with proceeds from the merger with Silverback in November 2022 (the “Merger”), private placement of convertible preferred stock, issuance of common stock, licensing, supply and distribution agreements, bank debt, and limited net product sales. The Company’s currently available cash, cash equivalents, and short-term investments as of March 31, 2025 are sufficient to meet its anticipated cash requirements for at least the 12 months following the date these financial statements are issued.

From August 5, 2015 (inception) through March 31, 2025, the Company has devoted substantially all of its efforts to developing intellectual property, conducting product development and clinical trials, organizing and staffing the Company, business planning, raising capital, building infrastructure, pre-commercial and commercial activities, and providing general and administrative support for these operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. Management expects operating expenses to increase for the foreseeable future, and there can be no assurance that the Company will achieve profitability in the future, or if achieved, that it will be sustained on a continuing basis.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, are unaudited. The balance sheet as of December 31, 2024 was derived from the audited financial statements as of and for the year ended December 31, 2024. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2025, the condensed consolidated results of its operations for the three months ended March 31, 2025 and 2024, and its cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are also unaudited. The condensed consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other period.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements are revenue recognized under collaboration agreements, accruals for variable components of product revenue, accruals for research and development expenses, valuation of equity awards, and measurement of the financing liability. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Cash and Cash Equivalents

Cash and cash equivalents include cash readily available in checking, money market mutual funds, and short-term investments with remaining maturities when purchased of 90 days or less. The Company considers all highly liquid investments with remaining maturities when purchased of 90 days or less to be cash equivalents.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable includes trade accounts receivable from product sales to customers and reimbursable costs to partners under the Company’s collaboration agreements. Trade accounts receivable are recorded at wholesale acquisition cost (“WAC”), less purchase price discounts, prompt pay discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses is the Company’s estimate of losses over the life of the receivables. The Company determines the allowance for credit losses for accounts receivable based on each customer’s or partner’s accounts receivable balance and age, their financial condition, and the general economic environment. The Company must also use professional judgment for its allowance for credit losses on trade accounts receivable as neffy was commercially launched in September 2024 and historical data is limited. The Company is currently operating under the Title Agreement (as defined in Note 3 – Revenue) with its Title Agent (as defined in Note 3 – Revenue) and the Title Agent retains all credit and collection risk on product sales to the Company’s wholesale distributors and pharmacy customers.

When the collectability of an invoice is no longer probable, the Company will create a reserve for that specific receivable. If a receivable is determined to be uncollectible, it is charged against the general credit loss reserve or the reserve for the specific receivable, if one exists. No allowance for credit losses was deemed necessary at March 31, 2025 or December 31, 2024.

Investments

The Company invests excess cash in investment grade fixed income securities. These investments are included in short-term investments on the condensed consolidated balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive gain, net. Realized gains and losses on the sale of securities are recognized in net loss.

Fair Value of Financial Instruments

Cash, cash equivalents, and short-term investments are carried at fair value. The carrying amounts of all accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and contract liability are considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

The Company is also subject to credit risk related to its trade accounts receivable from product sales. neffy is distributed primarily through wholesale distributors and pharmacies. These entities are not obligated to purchase any set number of units and they distribute neffy on demand as orders are received. The Company extends credit to its customers in the normal course of business after evaluating their overall financial condition. As stated above, the Company is currently operating under the Title Agreement with its Title Agent (as defined in Note 3 – Revenue) and the Title Agent retains all credit and collection risk on sales to the Company’s wholesale distributors and pharmacy customers. The Company’s Title Agent accounts for 90% and 93% of its trade accounts receivable balance as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025, the Company’s five largest customers combined accounted for 90% of its gross product sales. Historically, the Company has not experienced any credit losses from product sales. For the three months ended March 31, 2025, one customer accounted for 100% of revenue under collaboration agreements.

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

The Company capitalizes inventory costs after regulatory approval, when future commercialization is considered probable, and a future economic benefit is expected to be realized. Prior to regulatory approval, the Company records inventory costs as research and development expenses. As such, when regulatory approval is received, this may result in zero-cost inventory which does not have a carrying value. This inventory is available to the Company to utilize for commercial operations as well as ongoing research and development activities.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five years. Repair and maintenance costs are charged to expense as incurred.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the asset or asset group are expected to generate, including its eventual residual value. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds its fair value. The Company has not recognized any impairment losses from inception through March 31, 2025.

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

Revenue Recognition

The Company’s revenues consist of product sales of neffy and revenue derived from its collaboration and out-licensing agreements. See Note 3 – Revenue for more detail on product revenue, and Note 8 – Collaboration and Out-Licensing for more detail on revenue from collaboration agreements, out-licensing agreements, and supply agreements.

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

Cost of Goods Sold

Cost of goods sold primarily consists of direct and indirect costs related to the manufacture of neffy for commercial sale, including salaries and related expenses for personnel, stock-based compensation, third-party manufacturing costs, raw material and component costs, packaging services, freight, storage costs, distribution fees, amortization of capitalized in-licensed costs, supply agreement fees, and royalties on product sales. Prior to the FDA approval of neffy in August 2024, costs incurred for the manufacture of neffy were recorded as research and development expenses, which resulted in zero-cost inventory. As a result, the cost of goods sold related to neffy will initially reflect a lower average per unit cost of materials, as previously expensed zero-cost inventory is utilized for commercial production and sold to customers.

Research and Development Costs

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, stock-based compensation expense, external research and development costs incurred under agreements with contract research organizations, investigative sites and consultants to conduct clinical studies, costs related to compliance with regulatory requirements, costs related to manufacturing the Company’s product candidates (including neffy prior to FDA approval in August 2024) for clinical trials, and other allocated expenses.

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

Selling, General and Administrative Costs

Selling, general and administrative costs are expensed in the period incurred. Selling, general and administrative costs primarily consist of marketing-related expenses, salaries and related expenses for personnel, including meals and travel-related expenses incurred by the sales team, stock-based compensation, legal fees incurred relating to corporate and patent matters, professional fees incurred for accounting, auditing, tax, and other consulting services, and insurance costs.

Advertising

Costs for producing advertising are expensed when incurred. Costs for communicating advertising, such as search engine marketing, banner advertisements, social media advertisements, and print advertisements, are recorded as prepaid expenses and then expensed when the advertisement occurs. For the three months ended March 31, 2025, advertising costs were $11.0 million. No advertising costs were incurred for the three months ended March 31, 2024.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expenses in the statements of operations and expensed as incurred since recoverability of such expenditures is uncertain.

License Fees

Costs incurred to acquire technology licenses and milestone payments made on existing agreements are expensed or capitalized based upon the asset achieving technological feasibility in accordance with management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use.

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

Net Loss Per Share

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

The following securities are excluded from the calculation of weighted-average dilutive common shares because their inclusion would have been anti-dilutive:

	As of March 31,
	2025	2024
Warrants to purchase common stock	45,456	45,456
Common stock options granted and outstanding	17,348,839	14,398,501
Unvested restricted stock units	1,382	2,763
Estimated shares to be purchased under the employee stock purchase plan	65,748	26,856
Total	17,461,425	14,473,576

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)–Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires issuers to make additional disclosures with respect to segment expenses, including required disclosure on an annual and interim basis for significant segment expenses and other segment items. ASU 2023-07 also permits the disclosure of more than one measure of a segment’s profit or loss. ASU 2023-07 was effective for the Company on January 1, 2024 for annual periods and on January 1, 2025 for interim periods. The adoption of ASU 2023-07 resulted in enhanced disclosures as included in Note 15 – Segment Information and did not impact the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements — Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted as of the specified effective date. The Company believes the impact of recently issued standards, other than those noted below, and any issued but not yet effective standards will not have a material impact on our financial statements upon adoption.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)–Improvements to Income Tax Disclosures (“ASU 2023-09”). The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The amendments in this update are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on the financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the income statement within continuing operations of public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any and all prior periods presented in the financial statements. The impact of adoption of this ASU on the Company’s disclosures is currently being evaluated.

3. Revenue

The Company’s revenues consist primarily of product sales of neffy, revenue derived from its collaboration and out-licensing agreements, and revenue from its supply agreements. See Note 8 – Collaboration and Out-Licensing for further discussion related to revenue from collaboration, out-licensing, and supply agreements.

Product Revenue

neffy was approved by the FDA in August 2024, and the Company began generating product revenue from sales of neffy in September 2024. The Company uses a third-party logistics provider (“3PL Agent”) to fulfill orders of neffy to the Company’s customers. The 3PL Agent provides services to the Company that include warehousing, distribution, order and accounts receivable management, and data management.

The Company entered into a title model agreement (“Title Agreement”) with an affiliate of the 3PL Agent (the “Title Agent”) so that the Title Agent may purchase and take title to neffy and then sell it to the Company’s wholesale distributors and pharmacy customers that have contracted to make a purchase. Under the Title Agreement, the economic substance of the transaction is such that the Company does not recognize revenue until neffy is sold and title has transferred from the Title Agent to a wholesale distributor or pharmacy.

The Company also entered into sales agreements with pharmacies that are not subject to the Title Agreement. Under these agreements, the pharmacy holds neffy under consignment. Under the consignment model, the Company recognizes revenue when neffy is sold to a patient, at which point title transfers from the Company directly to the patient.

Product revenue is recorded with each sale at the transaction price, net of reserves for variable components, including but not limited to distribution service fees, prompt pay discounts, product returns, chargebacks, rebates, and co-payment assistance, which are collectively referred to as “Gross-to-Net Adjustments.” Estimates for Gross-to-Net Adjustments are reassessed each reporting period, and adjustments are recorded on a cumulative catch-up basis, which would affect product revenue and net loss in the period of adjustment. Trade accounts receivable due to the Company from contracts with its customers are stated in the condensed consolidated balance sheet, net of various allowances as described in the Accounts Receivable and Allowance for Credit Losses policy in Note 2 – Summary of Significant Accounting Policies.

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

Distribution Service Fees. The Company pays distribution service fees to its wholesale distributors. These fees are a contractually fixed percentage of WAC and are calculated at the time of sale based on the purchased amount. These fees are recorded as other current liabilities on the condensed consolidated balance sheets.

Commercial Pharmacy Discounts. The Company provides discounts to its pharmacy customers. These discounts are a contractually fixed percentage of WAC and are a direct reduction from the WAC price they are charged. They are calculated at the time of sale based on the purchased amount. These discounts are recorded as contra trade accounts receivable on the condensed consolidated balance sheets.

Prompt Pay Discounts. The Company incentivizes on time invoice payments through prompt pay discounts. Prompt pay discounts are typically taken by customers, so an estimate of the discount is recorded at the time of sale based on the purchased amount. Prompt pay discount estimates are recorded as contra trade accounts receivable on the condensed consolidated balance sheets.

Chargebacks. Certain government entities and covered entities (e.g. Veterans Administration, 340B covered entities) can purchase the product at a price discounted below WAC. The difference between the government or covered entity purchase price and WAC will be charged back to the Company. The Company estimates the amount of chargebacks based on the expected number of claims and the related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Estimated chargebacks are recorded as contra trade accounts receivable on the condensed consolidated balance sheets.

Rebates. The Company provides commercial rebates to pharmacy benefit managers and managed care organizations and is subject to mandatory discount obligations under the Medicare, Medicaid, and Tricare programs. The rebate amounts for these programs are determined by contractual arrangements or statutory requirements. Rebates are owed after the product has been dispensed to a patient and the Company has been invoiced. The Company estimates the amount in rebates based on the expected number of claims and the related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Rebate estimates are recorded as other current liabilities on the condensed consolidated balance sheets.

Co-payment Program. The Company offers co-payment assistance programs to commercially insured patients whose insurance requires a co-payment to be made when filling their prescription. The Company estimates the amount of co-payment assistance based on the expected volume and the average buy down rate associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Co-payment programs estimates are recorded as other current liabilities on the condensed consolidated balance sheets.

Product Returns. Customers have the right to return damaged product, product that is within six months or less of the labeled expiration date, or product that is past the expiration date by no more than twelve months. neffy was commercially launched in September 2024 and due to the lack of historical sales and returns data, the Company used professional judgment and industry data to estimate returns. As time passes and historical data becomes available, the Company will use historical sales and returns data to estimate future product returns. A reserve for potential product returns is recorded as other current liabilities on the condensed consolidated balance sheets.

4. Inventories

The Company began to capitalize the inventory costs associated with neffy upon FDA approval in August 2024 when future commercialization was considered probable, and it was determined that the inventory had a probable future economic benefit. These inventory costs consist primarily of purchased materials, third-party manufacturing costs, and packaging and serialization services. Noncurrent inventory consists of inventory anticipated to remain on hand for more than one year from the balance sheet date.

Capitalized inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$7,270	$5,212
Total inventories, current	7,270	5,212
Raw materials, noncurrent	11,845	4,674
Work in process, noncurrent	94	19
Finished goods, noncurrent	—	614
Total inventories	$19,209	$10,519

Prior to FDA approval in August 2024, costs incurred for the manufacturing of neffy were recorded as research and development expenses, which upon approval resulted in zero-cost inventory. The Company held $10.9 million and $11.7 million in zero-cost inventory as of March 31, 2025 and December 31, 2024, respectively, none of which was determined to be obsolete as of each period end. The Company expects to fully utilize its zero-cost inventory in future periods.

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

Level 1	–	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	–	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
Level 3	–	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

			Gross	Gross	Estimated
		Amortized	Unrealized	Unrealized	Fair
	Level	Cost	Gains	Losses	Value
March 31, 2025
Cash and cash equivalents - Money market mutual funds	1	$39,577	$—	$—	$39,577
Cash and cash equivalents - U.S. Treasury securities	2	—	—	—	—
Short-term investments - U.S. Treasury securities	2	235,791	83	(11)	235,863
Total		$275,368	$83	$(11)	$275,440
December 31, 2024
Cash and cash equivalents - Money market mutual funds	1	$6,506	$—	$—	$6,506
Cash and cash equivalents - U.S. Treasury securities	2	42,382	5	—	42,387
Short-term investments - U.S. Treasury securities	2	262,990	223	(8)	263,205
Total		$311,878	$228	$(8)	$312,098

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the periods presented. During the three months ended March 31, 2025, the Company purchased $34.3 million in short-term investments and there were $63.5 million in maturities of short-term investments. During the three months ended March 31, 2024, the Company purchased $63.4 million in short-term investments and there were $55.0 million in maturities of short-term investments.

The Company’s short-term investments portfolio contains investments in U.S. Treasury securities that have an effective maturity date that is less than one year from the respective balance sheet date. The Company's money market mutual fund holdings are highly liquid and invest primarily in cash and U.S. Treasury securities.

There was a $0.1 million net unrealized gain on available-for-sale securities for the three months ended March 31, 2025, and a $0.2 million unrealized loss on available-for-sale securities for the three months ended March 31, 2024. Management determined that the gross unrealized losses on the Company’s available-for-sale securities as of March 31, 2025 were primarily attributable to current economic and market conditions and not credit risk. As of March 31, 2025 and December 31, 2024, no allowance for credit losses was recorded. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell any investments prior to recovery of its amortized cost basis, which is expected to be at maturity.

Accrued interest on the Company's available-for-sale securities was $1.0 million as of March 31, 2025 and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

As of March 31, 2025 and December 31, 2024, the Company did not have any liabilities that were measured at fair value on a recurring basis.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$8,341	$3,406
Prepaid insurance	1,285	1,261
Interest receivable	971	987
Other	963	1,232
Total	$11,560	$6,886

Other long-term assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid supply agreement fee	$2,880	$2,800
Capitalized software implementation costs	251	314
Total	$3,131	$3,114

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable	$4,095	$9,870
Accrued inventory	4,225	4,255
Accrued compensation	4,732	2,293
Accrued gross-to-net adjustments	4,115	2,179
Accrued marketing related expenses	5,600	1,855
Other	4,242	2,389
Total	$27,009	$22,841

7. Intangible assets, net

As described in Note 10 – In-Licensing and Supply, under the Aegis Agreement the Company capitalized a $2.5 million milestone payment in August 2024 and a $5.0 million milestone payment in September 2024. The assets are amortized on a straight-line basis over the estimated life of the intellectual property of 14.5 years, beginning from the first commercial sale of neffy in September 2024.

Intangible assets, net, all of which are finite-lived, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Capitalized milestone payments	$7,500	$7,500
Less accumulated depreciation	(259)	(129)
Total	$7,241	$7,371

The amortization expense for the three months ended March 31, 2025 was $0.1 million. No intangible assets were held as of March 31, 2024, and there was no amortization expense recognized for the three months ended March 31, 2024.

As of March 31, 2025, estimated future amortization expense for capitalized intangible assets for the next five years is as follows (in thousands):

Year Ended December 31,	Amount
2025 (remaining nine months)	$388
2026	517
2027	517
2028	517
2029	517
Total	$2,456

8. Collaboration and Out-Licensing

The Company has entered into collaboration and licensing agreements, including supply and distribution, to license certain rights to neffy to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; clinical, regulatory, and/or commercial milestone payments; payment for clinical and commercial supply; and royalties or a transfer price on the net sales of licensed products.

Licenses of Intellectual Property. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, revenue is recognized from non-refundable, upfront payments allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. If the license is subject to repurchase by the Company, at its option, control of the license is not considered transferred to the customer, and in such case, the Company would account for the proceeds allocated to such license as either a financing obligation or a lease in accordance with ASC 606. Future amounts received related to the license which is subject to the Company’s repurchase would be accounted for as additional financing proceeds and would increase the financing obligation on the Company’s condensed consolidated balance sheet. The Company would record such financing obligation as revenue when the right to repurchase has lapsed or was exercised.

If the license is not a distinct performance obligation, the Company evaluates the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

Transaction Price Allocation. At the inception of each arrangement, the Company identifies its distinct performance obligations and allocates the transaction price to the performance obligations based upon their relative standalone selling prices. Standalone selling price is the price at which an entity would sell a promised good or service separately to a customer. The best evidence of standalone selling price is an observable price of a good or service when sold separately by an entity in similar circumstances to similar customers. Since the Company typically does not have such evidence, the Company estimates standalone selling price so that the amount that is allocated to each performance obligation equals the amount that the Company expects to receive for transferring the promised goods or services. The methods that the Company uses to make such estimates include (1) the adjusted market assessment approach, under which the Company forecasts product sales in the appropriate market, considers probability of commercialization success, and estimates discount rates; and (2) the expected cost of satisfying the performance obligations inclusive of a reasonable margin, also known as the expected cost plus margin approach.

Research and Development Revenues. For arrangements that contain research and development commitments, any arrangement consideration allocated to the research and development work is recognized as the underlying services are performed over the research and development term, if the criteria for over time recognition are met. If the over time recognition criteria are not met, research and development performance obligations are recognized at a point in time, when the research and development work is completed.

Clinical and Commercial Supply. Arrangements that include a promise for the future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered customer options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.

Royalty/Transfer Price Revenues. For arrangements that include sales-based royalties or transfer price, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company has not received any royalty or transfer price revenues as of March 31, 2025.

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

In July 2020, the Company earned a $5.0 million milestone payment upon the completion of a clinical milestone in Japan. In November 2024, the Company earned a $6.0 million milestone payment upon the completion of a regulatory milestone in Japan. Of the $13.0 million in milestone payments that the company was eligible to earn, $11.0 million in milestone payments has been earned and a final $2.0 million regulatory milestone remains. For the three months ended March 31, 2025 and 2024, the Company recognized no revenue related to the Alfresa Agreement. As of both March 31, 2025 and December 31, 2024, there was no contract liability recorded for the final regulatory milestone.

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

At the commencement of this collaboration, the Company identified the following performance obligations: the license for neffy in the defined territory and the research and development services. The Company determined the initial transaction price to be the $11.8 million upfront payment. Due to the uncertainty in the achievement of all the developmental and commercial milestones, at inception of the contract, the variable consideration associated with future milestone payments was fully constrained and excluded from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. The transaction price was allocated to the performance obligations based on the estimated stand-alone selling price of each performance obligation. In November 2020, the Company earned a regulatory milestone of $6.0 million.

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

The Company determined that the Recordati Rights at the time of entering into the Recordati Termination Agreement had no alternative future use and therefore recorded the €3.0 million upfront payment to Recordati as an IPR&D expense presented within research and development expense. The Recordati Termination Agreement ended the Company’s performance obligations pursuant to the Recordati Agreement and consequently the existing contract liability of $3.1 million previously received from Recordati was recorded against IPR&D expense presented within research and development expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Accordingly, no revenue has been recognized subsequent to the Recordati Termination Agreement. In June 2024, the EMA regulatory milestone was met and a €2.0 million ($2.1 million in U.S. dollars) expense was recorded in research and development expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company paid the EMA regulatory milestone to Recordati in July 2024.

Pediatrix Agreement

In March 2021, the Company entered into a Collaboration and Distribution Agreement with Pediatrix Therapeutics, Inc. (“Pediatrix”) for the exclusive license and sublicensable right to develop, import, manufacture or have manufactured commercial product, file and hold regulatory approvals and commercialize neffy in the People’s Republic of China, Taiwan, Macau, and Hong Kong. Under the agreement, Pediatrix is responsible, at its sole cost and expense, for all ongoing development work that is necessary for or otherwise supports regulatory approval in the defined territory, including all clinical trials, and activities related to post-approval commitments and commercialization tests. In addition, Pediatrix is responsible for commercialization activities and may elect to assume responsibility for manufacturing and supplying drug product for commercial use. The Company is responsible for the manufacturing of product for clinical studies as well as commercial supply, all at a negotiated transfer price. Either party may terminate the agreement for certain breaches of the agreement. Unless terminated earlier by either or both parties, the term of the agreement will continue as long as Pediatrix has commercial sales of neffy in the region, or 10 years after the first commercial sale.

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

At the commencement of this collaboration, the Company identified performance obligations related to the delivery of the license for neffy in the defined territory and manufacturing of product for clinical studies and commercial supply. The Company concluded that the license was distinct from potential supply obligation. The supply provisions are effectively options granted to Pediatrix to purchase future goods and did not contain a material right. The Company determined the initial transaction price to be the $3.0 million upfront payment. Due to the uncertainty in the achievement of all the developmental and commercial milestones, the variable consideration associated with these future milestone payments has been fully constrained and is excluded from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be reassessed at each reporting period. The Company recognized revenue of the full $3.0 million during the year ended December 31, 2021.

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

ALK Collaboration Agreement

In November 2024, the Company entered into a Collaboration, License and Distribution Agreement (the “ALK Collaboration Agreement”) with ALK-Abelló A/S (“ALK”). Pursuant to the ALK Collaboration Agreement, the Company granted to ALK a worldwide (other than the United States, Japan, mainland China, Hong Kong, Taiwan, Macau, Australia and New Zealand) (“ALK Territory”), exclusive license under certain of the Company’s patents and know-how to develop, manufacture and commercialize products containing epinephrine administered intranasally, including EURneffy (the trade name for neffy in the European Union) (epinephrine nasal spray) (“Products”), for all human uses, including the immediate or emergency treatment of allergic reactions (including Type I) and anaphylaxis and urticaria, and other future indications as agreed by the parties. If the Company develops any new intranasally administered product that contains epinephrine and files a new drug application in the United States for such product (“New Product”), upon ALK’s request such New Product will be included as a Product under the ALK Collaboration Agreement, subject to ALK bearing the costs of development of such New Product for its licensed territory.

Under the ALK Collaboration Agreement, the Company is obligated to transfer to ALK the existing marketing authorizations for the Products in ALK’s territory. The Company is also required to conduct certain development and regulatory activities for Products in support of obtaining further regulatory approval of Products in ALK’s territory and will transfer such regulatory approvals to ALK. ALK is obligated to use commercially reasonable efforts to obtain and maintain regulatory approval for Products through the European Commission and within specified countries within ALK’s territory. Following such approval for a Product in each indication within specified countries within ALK’s territory, ALK is obligated to use commercially reasonable efforts to commercialize such Product in such indication in such countries and to achieve first commercial sale of a Product in certain countries in accordance with a timeline specified in the ALK Collaboration Agreement.

Under the ALK Collaboration Agreement, ALK made a $145.0 million upfront payment to the Company in November 2024. The Company is eligible to receive regulatory and commercialization milestones of up to $20.0 million and sales-based milestones of up to $300.0 million, provided that $55.0 million of such sales-based milestones are contingent upon the Company obtaining regulatory approval for the Product in Canada by a specified time. The Company is entitled to receive tiered royalty payments on net sales in the mid- to high-teens, subject to certain standard reductions and offsets. Royalties will be payable, on a Product-by-Product and country-by-country basis, until the latest of the expiration of the licensed patents covering such Product in such country, 15 years from first commercial sale of such Product in such country, or expiration of regulatory exclusivity for such Product in such country.

The contract will expire upon the expiration of the last to expire royalty term for all Products in the ALK Territory, unless terminated earlier. Either the Company or ALK may terminate the ALK Collaboration Agreement in the case of the other party’s insolvency or in the event of an uncured material breach of the other party, except that the Company may not terminate the ALK Collaboration Agreement for ALK’s material breach of its commercial diligence obligations. ALK may terminate the ALK Collaboration Agreement for convenience upon 12 months’ prior written notice or for a safety or regulatory concern. The Company may terminate the ALK Collaboration Agreement in the event ALK makes certain challenges to certain of the Company’s patents. Prior to a change of control and outside of a set period of time after which the Company commences change of control negotiations, the Company may terminate the ALK Collaboration Agreement with respect to all countries in the European Economic Area (“EEA”) upon prior written notice to ALK and payment of a termination fee that is the higher of an agreed mid-nine digit amount and the fair market value of the Products business in the EEA at the time of such termination (the “Repurchase Option”). The Company may also terminate the ALK Collaboration Agreement if ALK commercializes a non-injectable epinephrine product or manufactures such a product in the United States.

In connection with the ALK Collaboration Agreement, the Company and ALK also entered into a commercial supply agreement (the “ALK Supply Agreement”) in November 2024, under which the Company will supply ALK’s requirements (and ALK will purchase from the Company its requirements) of Products for five years for a specified supply price, after which ALK may elect to transition to itself or its contract manufacturer the manufacture and supply of Products. The contract term for the ALK Supply Agreement is coterminous with the ALK Collaboration Agreement. Either the Company or ALK may terminate the ALK Supply Agreement in the event of an uncured material breach of the other party.

Accounting Assessment

The Company concluded that the ALK Collaboration Agreement and the ALK Supply Agreement qualify as a contract with a customer under ASC 606 as one combined arrangement. The Company identified the following performance obligations: (i) exclusive commercialization license in the European Economic Area (the “EEA License”); (ii) exclusive commercialization license in the rest of the ALK Territory (the “ROW License”) and; (iii) five separate development and regulatory services performance obligations. The Company also evaluated the (i) promise to add a New Product and new indications to the ALK Collaboration Agreement, and (ii) the promises under the ALK Supply Agreement, and concluded that these promises did not meet the definition of a performance obligation nor did these promises convey a material right to ALK.

The Company determined that the non-refundable upfront payment of $145.0 million is the estimated transaction price at contract inception. The outstanding regulatory milestone payments (totaling $15.0 million) were fully constrained at contract inception and as of March 31, 2025 as a result of the uncertainty of whether any of the milestones will be achieved. In making the assessment of the constraint utilizing the most likely amount method, the Company considered the stage of development, and the risks associated with the remaining development required to achieve the milestones, as well as whether the achievement of the milestone is outside the control of the Company or ALK. The Company has determined that the commercial milestone ($5.0 million) and the sales-based milestones and royalties will be recognized on the later of when the related sales occur or when control of the associated license has been transferred, as the Company determined that such sales-based consideration relates predominantly to the licenses granted to ALK. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and will include regulatory milestones in the transaction price if it is probable that a significant revenue reversal will not occur in future periods.

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

The Company allocated the total transaction price to each performance obligation on a relative standalone selling price basis and determined whether revenue should be recognized at a point in time or over time. The Company allocated $69.4 million to the EEA License performance obligation; $73.1 million to the ROW License performance obligation; and $2.6 million to the development and regulatory services performance obligations.

Revenue should be recognized when, or as, an entity satisfies a performance obligation by transferring a promised good or service to a customer, i.e., when the customer obtains control of the good or service. The licenses granted to ALK are being accounted for as distinct performance obligations. The licenses relate to functional intellectual property for which revenue is recognized at a point in time. In the case of the EEA License, the Company evaluated the impact of the Company’s Repurchase Option, and determined that, as a result of the Company’s ability to repurchase the license, control of the EEA License has not been transferred to ALK under ASC 606. The Company determined that the transaction price allocated to the EEA License should be accounted for as a financing liability, due to the repurchase price being greater than the original selling price of this performance obligation. Control of the EEA License will not be considered transferred to ALK until such time that the Repurchase Option lapses, which under the terms of the ALK Collaboration Agreement, will occur upon the expiration of the contract, or exercise by the Company of the Repurchase Option. In November 2024, the Company recognized the transaction price allocated to the EEA License of $69.4 million as a financing liability.

In the case of the ROW License, the point in time for recognition of revenue was shortly after the inception of the contract because the customer obtained control of the license and was able to use and benefit from its right to use the intellectual property at that point. In November 2024, the Company recognized $73.1 million in revenue for the transaction price allocated to the ROW License.

The development and regulatory services performance obligations under the ALK Collaboration Agreement each represent a separate performance obligation. The development and regulatory services, which are transferred to the customer over time, were provided to ALK from inception of the agreement and are expected to continue through 2028. Revenue related to the development and regulatory services performance obligations was initially recorded as contract liability and is being recognized as services are performed based on the costs incurred through the end of each reporting period, as a percentage of the estimated total costs to be incurred for these performance obligations. In November 2024, the Company recognized $0.5 million of revenue related to the development and regulatory services performance obligations. For the three months ended March 31, 2025, the Company recognized $0.2 million of revenue related to the development and regulatory services performance obligations. As of March 31, 2025, the accompanying consolidated balance sheet includes a contract liability of $0.5 million classified as current and $1.3 million classified as noncurrent, associated with these performance obligations, based on the expected period of performance for the development and regulatory services.

ALK Contract Liability

A reconciliation of the contract liability from the ALK Collaboration Agreement is as follows (in thousands):

Balance at December 31, 2024	$2,089
Revenue recognized under the ALK Collaboration Agreement	(210)
Balance at March 31, 2025	$1,879

9. Commitments and Contingencies

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

In January 2025, the Company entered into a lease amendment to its headquarters location lease (the “Headquarters Amendment”), pursuant to which the Company will relocate to a new premises located in the same building which consists of 9,254 rentable square feet of office space. The Company will take possession of the new office space when the landlord’s work is substantially complete, which is estimated to be July 1, 2025. The Company must vacate its current office space within 15 days of taking possession of the new premises. The term of the lease will be extended to 36 full calendar months following the date the Company takes possession of the new office space. As of March 31, 2025, the remaining lease term was three months, subject to the substantial completion of the new office space. The monthly lease payments will increase when the Company takes possession of the new space and escalate through the lease term, resulting in an annualized payment of $0.6 million. The Company remains subject to additional charges for common area maintenance and other costs. The Company has one option to extend the lease for an additional term of three years, and the monthly payment amounts would be determined by the landlord at the then-prevailing rate.

Upon entering into the Headquarters Amendment, the Company remeasured the right-of-use asset and lease liability pertaining to its current headquarters, and as a result recorded an additional $0.1 million to both its right-of-use asset and lease liability on its condensed consolidated balance sheet. As there was not an implicit rate within the lease amendment, a discount rate of 8% was determined using a set of peer companies’ incremental borrowing rates.

The following table summarizes supplemental lease information (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease expense(1)	$60	$56
Cash paid for leases	$63	$61

______________

(1) Variable lease costs for the three months ended March 31, 2025 and 2024 were immaterial.

As of March 31, 2025, future minimum non-cancelable operating lease payments are as follows (in thousands):

Year Ended December 31,	Amount
2025 (remaining nine months)	$73
Total lease payments	73
Less imputed interest	—
Lease liability	$73

Contingencies

From time to time, the Company may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business.

On July 24, 2023, Aera A/S, an IP consultancy firm in Denmark representing an unidentified opponent, filed a notice of opposition with the European Patent Office (the “EPO”) in respect of EP 3678649 (the “EP ‘649 Patent”), which is a patent directed to a nasal spray formulation of epinephrine, and uses thereof. The Company filed a response to the notice of opposition on December 15, 2023. The EPO scheduled oral proceedings on October 7, 2025, and the Company will continue to vigorously defend the EP ‘649 Patent. The results of any notice of opposition are inherently unpredictable and uncertain and could result in the EPO finding the patent to be invalid or unenforceable.

On March 25, 2025, Aptargroup, Inc. and Aptar France SAS (collectively, “Aptar”) filed a suit against ARS Pharmaceuticals, Inc. and ARS Pharmaceuticals Operations, Inc. in the United States District Court for the Southern District of New York. Aptar alleges the Company violated the Defend Trade Secrets Act (18 USC § 1836), misappropriated trade secrets under New York state law, and committed various breaches of contract. The complaint was served to the Company and the response is due on June 12, 2025. The Company intends to vigorously defend itself in this matter.

Regardless of the outcome, involvement in legal proceedings may have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company cannot predict the outcome of these suits, and failure by the Company to obtain favorable resolutions could have a material adverse effect on its business, results of operations, and financial condition. The Company’s chances of success on the merits of these suits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of March 31, 2025.

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

The total amount of unconditional purchase obligations related to the supply of raw materials is $60.6 million as of March 31, 2025. Payment obligations by year are as follows: 2025 ($4.0 million), 2026 ($10.5 million), 2027 ($11.8 million), 2028 ($13.8 million), and $2.9 million per year thereafter through 2035. During the three months ended March 31, 2025, the Company made $4.3 million in payments under this agreement. No payments were made under this agreement during the three months ended March 31, 2024.

The total amount of unconditional purchase obligations related to hosted software license subscription fees is $3.0 million as of March 31, 2025. Payments by year are as follows: 2025 ($1.1 million), 2026 ($1.5 million), and 2027 ($0.4 million). During the three months ended March 31, 2025, the Company made $0.3 million in payments under this agreement. No payments were made under this agreement during the three months ended March 31, 2024.

The total amount of commitments related to a corporate sponsorship agreement with Food Allergy Research and Education, Inc. is $5.0 million as of March 31, 2025. Payments by year are as follows: 2025 ($2.0 million) and 2026 ($3.0 million). During the three months ended March 31, 2025, the Company made $2.0 million in payments under this agreement. No payments were made under this agreement during the three months ended March 31, 2024.

The amounts above do not represent the entire anticipated spend in the future but represent only those items for which the Company is contractually obligated. For this reason, these amounts do not provide an indication of the Company’s expected future cash outflows related to purchases and commitments.

10. In-Licensing and Supply

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

The Company is required to make aggregate milestone payments of up to $20.0 million upon achievement of certain regulatory and commercial milestones. Regulatory milestone payments under the Aegis Agreement are recorded upon completion of the required events, as the triggering events are not considered to be probable until they are achieved. Prior to the FDA approval of neffy in August 2024, regulatory milestone payments were recorded as research and development expenses in the condensed consolidated statement of operations. The Company made a $0.5 million milestone payment to Aegis upon the achievement of a regulatory milestone during 2019, and a $1.0 million milestone payment to Aegis upon the FDA’s acceptance of the Company’s new drug application submission for neffy, which occurred in the third quarter of 2022. Since the approval of neffy in August 2024, regulatory milestone payments have been capitalized as intangible assets in the accompanying condensed consolidated balance sheets. Amortization expense has been recorded to cost of goods sold, in the accompanying condensed consolidated statements of operations and comprehensive income (loss), on a straight-line basis over the estimated life of the intellectual property of 14.5 years. In August 2024, a $2.5 million milestone was met for achieving FDA approval of neffy. In September 2024, a $5.0 million milestone was met for the first commercial sale of neffy. As a result, the Company capitalized $7.5 million as intangible assets in the accompanying condensed consolidated balance sheets in the third quarter of 2024. The Company paid the $2.5 million milestone for achieving FDA approval of neffy in September 2024 and paid the $5.0 million milestone for the first commercial sale of neffy in October 2024. The next milestone payment of $2.0 million is due upon the achievement of certain annual net product sales.

The Company also pays royalties based on a mid-single-digit percentage of net product sales on its or its sublicensees’ net sales of the Licensed Products (as defined in the Aegis Agreement) on a product-by-product basis. Royalties are recorded to cost of goods sold in the period the related product revenue is recognized.

In November 2024, OrbiMed Advisors LLC (“OrbiMed”) entered into an agreement with Aegis, to purchase the rights, royalty interests, and related sales milestone payments on net product sales of neffy. The Company will make all future payments under the Aegis Agreement to OrbiMed. As described in Note 14 – Related Party Transactions, a member of the Company’s Board of Directors is a General Partner at OrbiMed.

The Company is responsible for reimbursing Aegis for patent costs incurred in connection with prosecuting and maintaining patent rights that are specific to epinephrine or epinephrine products. No expenses were recognized in connection with legal patent fees for each of the three months ended March 31, 2025 and 2024.

The Company may terminate the Aegis Agreement with 30 days written notice or either party may terminate the Aegis Agreement for certain breaches of the Aegis Agreement. Unless terminated earlier by either or both parties, the term of the Aegis Agreement will continue until the final expiration of all royalty obligations under the Aegis Agreement.

In conjunction with the Aegis Agreement, the Company also entered into a supply agreement (the “Aegis Supply Agreement”) with Aegis that allows the Company to purchase materials for preclinical, development and commercial use at predetermined prices. The Company may elect to have Aegis supply minimum quantities but there are no minimum or maximum purchase obligations under the Aegis Supply Agreement unless this election is made. The parties may terminate the Aegis Supply Agreement at any time by mutual agreement. In addition, the parties may terminate the Aegis Supply Agreement in the event of certain breaches of the Aegis Supply Agreement or upon the earlier of the expiration or termination of the Aegis Agreement or June 2028. The Aegis Supply Agreement term may be extended by mutual written agreement. Under the Aegis Supply Agreement, no payments were made to Aegis in each of the three months ended March 31, 2025 and 2024.

Manufacturing Agreement with Renaissance

In September 2020, the Company entered into a manufacturing agreement with Renaissance Lakewood, LLC (“Renaissance”), which was subsequently amended in July 2023 and September 2024 (the “Renaissance Agreement”). Pursuant to the Renaissance Agreement, Renaissance agreed to manufacture for, and provide to the Company, neffy nasal unit dose sprays (“Renaissance Products”). The Company is obligated to provide Renaissance with certain supplies to manufacture the Renaissance Products and to purchase from Renaissance a mid-double-digit percentage of the Company’s annual aggregate Renaissance Product requirements in the EU, and a high double-digit percentage of the Company’s annual aggregate Renaissance Product requirements in the U.S. The Renaissance Agreement contains conventional commercial pharmaceutical manufacturing provisions including certain minimum purchase amounts to be determined in the future based on forecast needs and minimum batch size projections. The Company may also request Renaissance to perform certain services related to the Renaissance Product, for which the Company will pay reasonable compensation to Renaissance.

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

Supply Agreement with Ompi

In October 2024, the Company entered into a supply agreement (the “Ompi Supply Agreement”) with Nuova Ompi S.r.l. (“Ompi”), pursuant to which Ompi has agreed to supply glass microvials to support the Company’s manufacture and commercialization of neffy. Under the Ompi Supply Agreement, the Company has committed to purchase, and Ompi has committed to supply, specified annual minimum quantities of glass microvials, which may be increased with prior notice by the Company or through the rolling forecast process, subject to a specified annual cap. Ompi is obligated to establish the relevant manufacturing force, assets and capabilities needed to comply with its supply obligations.

In December 2024, as partial consideration for the supply arrangement, the Company made an upfront payment of €3.0 million (approximately $3.2 million in U.S. dollars) to Ompi. The supply price for the glass microvials is specified in the Ompi Supply Agreement, subject to an annual adjustment that is capped at a specified percentage except in the case of material and extraordinary increase in Ompi’s cost of manufacturing the glass microvials.

The Ompi Supply Agreement will expire on December 31, 2035, and may be terminated (i) upon the parties’ mutual written consent, (ii) by the Company for any reasonable business reasons (in which case the termination will become effective at the end of the following calendar year), or (iii) by the non-breaching party if the other party is in material breach of the Ompi Supply Agreement and fails to cure such breach within 90 days after receipt of notice thereof from the non-breaching party.

11. Common Stock and Stockholders’ Equity

Authorized Shares

The Company’s current Amended and Restated Certificate of Incorporation authorizes 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following:

	March 31, 2025	December 31, 2024
Common stock options granted and outstanding	17,348,839	15,161,180
Restricted stock units granted and outstanding	1,382	2,763
Common stock reserved for future awards or option grants	8,441,571	5,905,773
Common stock reserved for future employee stock purchase plan issuances	2,923,100	2,223,100
Warrants to purchase common stock	45,456	45,456
Total	28,760,348	23,338,272

Equity Offerings

In January 2025, the Company filed an automatic shelf registration statement on Form S-3ASR with the Securities and Exchange Commission which became effective upon filing (the “Shelf Registration Statement”). The Shelf Registration Statement allows the Company, from time to time, to offer and sell any combination of shares of the Company’s common stock and preferred stock, various series of debt securities, and/or warrants to purchase any of such securities, either individually or in combination with other securities, in one or more offerings. The Company simultaneously entered into a Controlled Equity OfferingSM sales agreement (the “Equity Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to offer, sell and issue shares of the Company’s common stock from time to time through Cantor acting as sales agent and up to a maximum aggregate offering price of $200.0 million. As of March 31, 2025, no securities have been sold pursuant to the Shelf Registration Statement or Equity Sales Agreement.

12. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expense	$663	$911
Selling, general and administrative expense	4,635	2,404
Total	$5,298	$3,315

During the three months ended March 31, 2025, $0.2 million of stock compensation expense was capitalized into inventory. No stock-based compensation expense was capitalized into inventory during the three months ended March 31, 2024.

As of March 31, 2025, the total unrecognized stock-based compensation expense related to outstanding employee options was $54.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.7 years.

As of March 31, 2025 and December 31, 2024, there were 1,382 and 2,763 restricted stock units outstanding, respectively.

Equity Incentive Plans

In September 2018, ARS Pharma adopted the 2018 Equity Incentive Plan. As a result of the Merger, on November 8, 2022 ARS Pharma assumed Silverback’s 2016 and 2020 Equity Incentive Plans, and Employee Stock Purchase Plan (“ESPP”). There were no shares of common stock purchased under the ESPP during each of the three months ended March 31, 2025 and 2024.

As of March 31, 2025, 25,737,116 shares were authorized under the 2016 and 2020 Equity Incentive Plans, of which 8,144,226 shares were available for future grant, and 12,920,603 shares were outstanding. As of March 31, 2025, 6,634,333 shares were authorized under the 2018 Equity Incentive Plan, of which 297,345 shares were available for future grant, and 4,429,618 shares were outstanding. The Company does not intend to grant future stock options or other equity awards under the 2016 or 2018 Equity Incentive Plans.

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

A summary of the Company’s stock option activity for the three months ended March 31, 2025 is as follows:

			Weighted-
	Shares	Weighted-	Average	Aggregate
	Subject to	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2024	15,161,180	$6.63
Granted	2,643,850	$10.73
Exercised	(174,251)	$4.17
Forfeited	(281,940)	$11.92
Outstanding at March 31, 2025	17,348,839	$7.20	7.9	$101,067
Exercisable at March 31, 2025	9,050,857	$5.40	6.9	$71,409

The exercisable shares subject to options outstanding at March 31, 2025 in the table above include vested and early exercisable awards. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at March 31, 2025. The aggregate intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was $1.3 million and $1.0 million, respectively.

The weighted-average grant date fair value per share of option grants for the three months ended March 31, 2025 and 2024 was $8.06 and $4.36, respectively. The total fair value of shares vested during the three months ended March 31, 2025 and 2024 was $6.2 million and $6.0 million, respectively.

The fair value of stock options granted was estimated using a Black-Scholes option-pricing model (“Black-Scholes”) with the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	6.0	6.1
Expected volatility	87.1%	94.2%
Risk-free interest rate	4.4%	3.9%
Expected dividend yield	—	—

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

13. Employee Benefit Plans

In June 2022, the Company adopted a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended, for the Company’s U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the Internal Revenue Service (the “IRS”) annual limits. The Company matches up to 5% of an employee’s pay that they contribute to the plan, subject to IRS limitations. Expenses associated with the Company’s matching contribution totaled $0.4 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

14. Related-Party Transactions

In September 2015, the Company entered into a consulting agreement, superseded in July 2022, for regulatory and development services with Pacific-Link Regulatory Consulting, Inc., an entity owned by the President/Chief Executive Officer/director and his spouse, the Chief Medical Officer of the Company. The Company incurred consulting expenses related to this agreement totaling $0.7 million in each of the three months ended March 31, 2025 and 2024.

In September 2018, the Company entered into a consulting agreement with Marlinspike Group, LLC (“Marlinspike Group”) to provide management, business consulting services and business development support. The managing member of Marlinspike Group is the Chair of the Board of Directors of the Company and one of its stockholders. The Company incurred expenses related to this agreement totaling $0.1 million in each of the three months ended March 31, 2025 and 2024.

In April 2021, the Company entered into a consulting agreement, as amended in April 2022, with a member of the Board of Directors of the Company for general advice and assistance with the development of neffy and any future product candidates. As compensation for the consulting services the Company granted the member of the Board of Directors 590,950 stock options that vest over a four-year period. The Company incurred less than $0.1 million in stock-based compensation expense related to this agreement in each of the three months ended March 31, 2025 and 2024.

As described in Note 10 – In-Licensing and Supply, the Company is required to make milestone payments to Aegis upon achievement of certain regulatory and commercial milestones, and royalty payments to Aegis based on net product sales of neffy. In November 2024, OrbiMed entered into an agreement with Aegis to purchase the rights, royalty interests, and related sales milestone payments on net product sales of neffy. A member of the Company’s Board of Directors is a General Partner at OrbiMed. The Company incurred $0.5 million in royalty expense payable to OrbiMed during the three months ended March 31, 2025.

15. Segment Information

The Company reports segment information using the management approach and views its operations and manages its business as a single operating segment. Revenue is generated in the United States through product sales. Outside of the United States, revenue is generated through collaboration and license agreements, including supply and distribution. During the three months ended March 31, 2025, the Company had five customers that each accounted for more than 10% of the Company’s gross product revenue. Those customers’ revenue amounts for the three months ended March 31, 2025 were: $3.4 million, $2.0 million, $1.8 million, $1.6 million, and $1.6 million. For the three months ended March 31, 2025, the Company had one customer, ALK, which accounted for more than 10% of the Company’s revenue under collaboration agreements. Under the ALK Collaboration Agreement, the Company recognized $0.2 million during the three months ended March 31, 2025.

The Company’s Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer, allocates resources and evaluates the performance of the operating segment based on historical and projected product sales, segment operating expenses, and condensed consolidated net loss, as reflected in the accompanying condensed consolidated statements of operations and comprehensive loss, which is the segment measure of loss.

The segment reports that are provided to the CODM are tracked against the Company’s internally budgeted expenses. The segment operating expense categories consist primarily of the Company’s functional departments: Clinical, Development, Medical Affairs, Sales and Marketing, and General and Administrative. The CODM does not review assets when evaluating the operating segment’s performance; therefore, this information is not presented.

Segment reporting provided to the CODM for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:
Product revenue, net	$7,763	$—
Revenue under collaboration agreements	210	—
Total revenue	7,973	—
Segment operating expenses:
Cost of goods sold	1,094	—
Clinical	1,204	2,816
Development	1,101	1,508
Medical affairs	945	333
Sales and marketing	26,757	1,451
General and administrative	8,719	3,690
Stock-based compensation	5,298	3,315
Other	32	79
Total segment operating expenses	45,150	13,192
Loss from operations	(37,177)	(13,192)
Other income, net	3,237	2,900
Net loss	$(33,940)	$(10,292)

16. Subsequent Events

On May 2, 2025, the Company entered into a co-promotion agreement (the “ALK Co-Promotion Agreement”) with ALK-Abelló, Inc. (“ALK U.S.”), an affiliate of ALK-Abelló A/S, to co-promote neffy to specified pediatricians and other prescribers in the U.S. The Company will pay ALK U.S. a base fee to compensate ALK U.S. for its promotion activities. Payments for the first year of the partnership will be deferred and paid in the second year of the partnership. In addition to the base fee, ALK U.S. will be eligible to receive performance-based bonus payments from the Company starting in the second year of the partnership equal to 30% of the portion of neffy net sales generated from the ALK U.S.-targeted prescribers in excess of a specified initial market share threshold in year two or a 50% market share threshold during years three and four of the partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and related notes thereto included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), on March 20, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Forward Looking Statements.” As a result of many factors, including those factors set forth in the under the caption “Item 1A. Risk Factors” of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the various factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a biopharmaceutical company focused on the commercialization and development of neffy (currently identified in the EU by the tradename EURneffy) for the needle-free intranasal delivery of epinephrine for the emergency treatment of Type I allergic reactions, including anaphylaxis. neffy is the first and only FDA and EC-approved needle-free epinephrine product, and the first new delivery method for epinephrine in more than 35 years. neffy is a proprietary composition of epinephrine with an innovative absorption enhancer called Intravail, which allows neffy to safely provide intranasal delivery of epinephrine at a low dose within the exposures of approved injectable products across a range of dosing conditions (including repeat dosing and allergen challenge). We believe the market opportunity for neffy in the United States alone is significant. At the current list price for a two-pack of neffy and our target total gross-to-net yield, the estimated 6.5 million patients currently prescribed an epinephrine autoinjector in the United States represents an initial addressable market opportunity of approximately $3 billion in annual net sales, while the remaining 13.5 million diagnosed patients that have not been prescribed an epinephrine product represent an additional addressable market opportunity of approximately $7 billion in annual net sales.

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

On August 9, 2024, the FDA approved neffy 2 mg for the emergency treatment of Type I allergic reactions, including anaphylaxis, in adults and children who weigh 30 kg or greater. As a result, we initiated commercial launch of neffy 2 mg in the United States, with product becoming available for shipment on September 23, 2024. This commercialization effort currently includes a direct sales force of approximately 120 individuals targeting high-volume epinephrine prescribers that is supported by branded direct-to-consumer marketing, disease awareness campaigns with advocacy groups and non-personal promotion including continuing medical education programs in collaboration with allergist societies, speaker bureaus, peer-to-peer programs and participation in regional and national medical conferences. On March 5, 2025, the FDA approved neffy 1 mg for the emergency treatment of Type I allergic reactions, including anaphylaxis, in patients who are four years of age and older and weigh 15 kg to less than 30 kg. As a result, we initiated commercial launch of neffy 1 mg in the United States, with product becoming available on May 7, 2025.

neffy U.S. Commercial Launch Initiated in September 2024

Our launch strategy for neffy in the United States involves an initial direct sales force outreach to high-volume prescribers of epinephrine accounting for approximately 55% of prescriptions in the last year through an efficient sales force. Our sales force is comprised of approximately 120 ARS Pharma employees, who serve as sales reps, virtual reps and areas sales managers that began field operations in early October 2024, as well as approximately 60 sales reps via our co-promotion partner, ALK-Abelló, Inc. (“ALK U.S.”, an affiliate of ALK-Abelló A/S (“ALK”)), who we anticipate will begin field operations in early June 2025 and will target up to 9,000 specified pediatricians and other prescribers in the U.S. Our sales force outreach has included: active participation since November 2024 of approximately 2,500 healthcare professionals in our neffy experience program that allows healthcare professionals to use neffy firsthand as rescue therapy for anaphylaxis during in-clinic allergen challenge; extensive non-personal promotion including continuing medical education programs in collaboration with allergist societies, speaker bureaus, peer-to-peer programs and participation in regional and national medical conferences; engagement and contracting with payors to obtain timely coverage with favorable gross-to-net discounting; our neffyconnect program that provides support to physicians and patients including our $25 co-pay savings card, $199 cash price and patient assistance programs; a telemedicine service to conveniently obtain a prescription online; partnerships with patient advocacy organizations including disease awareness campaigns in 2025; and branded direct to consumer advertising that is expected to commence in the second quarter of 2025. We also initiated a U.S. post-marketing registry-based study for neffy for the treatment of anaphylaxis in oral food challenge or allergen immunotherapy clinics in the second quarter of 2025.

On August 22, 2024, the EC granted marketing authorization in the EU for EURneffy (the trade name for neffy 2 mg in the EU), for the emergency treatment of allergic reactions (anaphylaxis), in adults and children who weigh 30 kg or greater. Through our collaboration with ALK (discussed below), we anticipate that EURneffy will be made available to patients in certain EU member states in 2025. Regulatory review of neffy is ongoing in Canada, the United Kingdom (“U.K.”), China, Japan, and Australia with filings submitted by the partners, or by ARS Pharma on behalf of our partners, during the fourth quarter of 2024. neffy has been approved or is under regulatory review in countries representing approximately 98% of the current global epinephrine autoinjector sales. Regulatory decisions are anticipated by mid-2025 in the U.K., the second half of 2025 in Japan, year-end 2025 in Canada and Australia, and in the first half of 2026 in China. Commercial launches are expected by mid-2025 in Germany, as well as in the U.K. pending receipt of U.K. regulatory approval.

We reported positive topline results demonstrating statistically significant and clinically meaningful improvements in treatment-refractory chronic urticaria patients at the American Academy of Allergy and Immunology medical conference in February 2024, and anticipate initiating a Phase 2b randomized, placebo controlled outpatient clinical trial in chronic spontaneous urticaria patients on a chronic treatment regimens who still experience flares or exacerbations. This Phase 2b study is anticipated to initiate in the second quarter of 2025, with topline data anticipated in early 2026, followed by the potential initiation of a single pivotal efficacy study in 2026.

Since our inception in 2015 as ARS Pharmaceuticals, Inc., we have devoted substantially all of our efforts to developing intellectual property, conducting product development and clinical trials, organizing and staffing, business planning, raising capital, building infrastructure, pre-commercial and commercial activities, and providing general and administrative support for these operations. We began commercial operations in September 2024 and therefore have had limited net product sales. We have funded our operations primarily with proceeds from the Merger (see Note 1 – Nature of Business to the notes to the condensed consolidated financial statements included in this report), private placement of convertible preferred stock, issuance of common stock, licensing, supply and distribution arrangements with our commercialization partners, bank debt, and limited net product sales. As of March 31, 2025, we had cash, cash equivalents, and short-term investments of $275.7 million.

We have incurred net losses from operations in most years since our inception. Our net loss from operations for the three months ended March 31, 2025 and 2024 was $37.2 million and $13.2 million, respectively. As of March 31, 2025, we had an accumulated deficit of $157.2 million. Until we consistently generate positive net income, if ever, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other development activities, the cost for regulatory filings, expenses for commercial activities to establish, maintain and enhance sales, marketing and distribution capabilities for neffy, the timing and volume of our product sales, and our ability to earn potential regulatory and commercial milestones under our license and collaboration arrangements.

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

ALK Collaboration Agreement

In November 2024, the Company entered into a collaboration, license and distribution agreement (the “ALK Collaboration Agreement”) with ALK. Pursuant to the ALK Collaboration Agreement, the Company granted to ALK a worldwide (other than the United States, Japan, mainland China, Hong Kong, Taiwan, Macau, Australia and New Zealand) (“ALK Territory”), exclusive license under certain of the Company’s patents and know-how to develop, manufacture and commercialize products containing epinephrine administered intranasally, including EURneffy (the tradename for neffy 2 mg in the European Union) (“Products”), for all human uses, including the immediate or emergency treatment of allergic reactions (including Type I) and anaphylaxis and urticaria, and other future indications as agreed by the parties. If the Company develops any new intranasally administered product that contains epinephrine and files a new drug application in the United States for such product (“New Product”), upon ALK’s request such New Product will be included as a Product under the ALK Collaboration Agreement, subject to ALK bearing the costs of development of such New Product for its licensed territory.

Under the ALK Collaboration Agreement, we are obligated to transfer to ALK the existing marketing authorizations for the Products in ALK’s territory. We are also required to conduct certain development and regulatory activities for Products in support of obtaining further regulatory approval of Products in ALK’s territory, and will transfer such regulatory approvals to ALK. ALK is obligated to use commercially reasonable efforts to obtain and maintain regulatory approval for Products through the European Commission and within specified countries within ALK’s territory. Following such approval for a Product in each indication within specified countries within ALK’s territory, ALK is obligated to use commercially reasonable efforts to commercialize such Product in such indication in such countries and to achieve first commercial sale of a Product in certain countries in accordance with a timeline specified in the ALK Collaboration Agreement.

Under the ALK Collaboration Agreement, ALK made an upfront payment to us of $145.0 million in November 2024. We are eligible to receive regulatory and commercialization milestones of up to $20.0 million and sales-based milestones of up to $300.0 million, provided that $55.0 million of such sales-based milestones are contingent upon us obtaining regulatory approval for the Product in Canada by a specified time. We are entitled to receive tiered royalty payments on net sales in the mid- to high-teens, subject to certain standard reductions and offsets. Royalties will be payable, on a Product-by-Product and country-by-country basis, until the latest of the expiration of the licensed patents covering such Product in such country, 15 years from first commercial sale of such Product in such country, or expiration of regulatory exclusivity for such Product in such country.

The contract will expire upon the expiration of the last to expire royalty term for all Products in the ALK Territory, unless terminated earlier. Either we or ALK may terminate the ALK Collaboration Agreement in the case of the other party’s insolvency or in the event of an uncured material breach of the other party, except that we may not terminate the ALK Collaboration Agreement for ALK’s material breach of its commercial diligence obligations. ALK may terminate the ALK Collaboration Agreement for convenience upon 12 months’ prior written notice or for a safety or regulatory concern. We may terminate the ALK Collaboration Agreement in the event ALK makes certain challenges to certain of our patents. Prior to a change of control and outside of a set period of time after which we commence change of control negotiations, we may terminate the ALK Collaboration Agreement with respect to all countries in the European Economic Area (“EEA”) upon prior written notice to ALK and payment of a termination fee that is the higher of an agreed mid-nine digit amount and the fair market value of the Products business in the EEA at the time of such termination. Except with respect to ALK’s activities pursuant to and in accordance with the ALK Co-Promotion Agreement (as defined below), we may also terminate the ALK Collaboration Agreement if ALK commercializes a non-injectable epinephrine product or manufactures such a product in the United States.

ALK Supply Agreement

In November 2024, in connection with the ALK Collaboration Agreement, ARS and ALK also entered into a commercial supply agreement (the “ALK Supply Agreement”), under which ARS will supply ALK’s requirements (and ALK will purchase from ARS its requirements) of Products for five years for a specified supply price, after which ALK may elect to transition to itself or its contract manufacturer the manufacture and supply of Products. Either the Company or ALK may terminate the ALK Supply Agreement in the event of an uncured material breach of the other party.

ALK Co-Promotion Agreement

In May 2025, the Company and ALK U.S. entered into a co-promotion agreement (the “ALK Co-Promotion Agreement”) to co-promote neffy to up to 9,000 specified pediatricians and other prescribers in the U.S. Accordingly, we granted ALK U.S. a non-exclusive, royalty-free license to use the neffy trademarks and copyrights and the ARS house marks in the U.S. solely in connection with promoting neffy pursuant to the terms of the ALK Co-Promotion Agreement.

Under the ALK Co-Promotion Agreement, ALK U.S. is obligated to start its promotion activities in May 2025 and meet specified ramp-up milestones and minimum detail requirements, using sales representatives that meet specific qualifications. In addition, during the term of the ALK Co-Promotion Agreement and for 180 days thereafter, ALK U.S. will not market, sell or manufacture any injection product containing epinephrine in the U.S.

We will book all sales of neffy in the U.S. and, subject to the terms of the ALK Co-Promotion Agreement, continue to have sole responsibility for all U.S. commercialization activities, including marketing, medical affairs, market access, production, distribution, pharmacovigilance, quality and safety.

We will pay ALK U.S. a base fee to compensate ALK U.S. for its promotion activities. Payments for the first year of the partnership will be deferred and paid in the second year of the partnership. In addition to the base fee, ALK U.S. will be eligible to receive performance-based bonus payments from us starting in the second year of the partnership equal to 30% of the portion of neffy net sales generated from the ALK U.S.-targeted prescribers in excess of a specified initial market share threshold in year two or a 50% market share threshold during years three and four of the partnership.

The ALK Co-Promotion Agreement expires on the fourth anniversary of the commencement of promotion activities thereunder. Either party may terminate the ALK Co-Promotion Agreement in the event of an uncured material breach of the other party or for either party’s change of control. We may terminate the ALK Co-Promotion Agreement in the case of ALK U.S.’s insolvency, if ALK U.S. fails to meet specified ramp-up timelines, or if ALK U.S. markets, sells or commercializes any non-injection product containing epinephrine in the U.S. After the first six months, we may terminate the ALK Co-Promotion Agreement if minimum detail requirements are not met for a consecutive three-month period. After the first year, we may terminate the ALK Co-Promotion agreement for any reason or no reason for a fee (as described below). After the first year, ALK U.S. may terminate the ALK Co-Promotion Agreement for any reason or no reason, and we may terminate the agreement in the event ALK U.S. restructures its sales force.

Upon termination of the ALK Co-Promotion Agreement by us for convenience, so long as ALK U.S. has met specified performance thresholds during the term, we are obligated to pay ALK U.S. a specified mid-to-low double-digit percentage of the portion of neffy net sales generated from the ALK U.S.-targeted prescribers in excess of a specified mid-quartile market share threshold that increases over time up to 50% for a specified period after termination, which period decreases in duration the later that the termination occurs. Upon termination of the ALK Co-Promotion Agreement by us in connection with a change of control of the Company, we are obligated to pay ALK U.S. a one-time mid-seven digit to low eight-digit termination fee in an amount that increases the later that the termination occurs.

Financial Overview

Revenues

We have recognized limited net product sales in the United States since the commercial launch of neffy in September 2024. We have signed collaboration and license agreements for neffy for all geographies outside of the United States. The terms of these agreements may include payment to us of one or more of the following: non-refundable, upfront license fees; clinical, regulatory, and/or commercial milestone payments; clinical development fees; and royalties or a transfer price on net sales of licensed products if neffy receives marketing approval in these regions. We expect product revenues to fluctuate in future periods as we continue with the commercial launch of neffy. We expect revenues under collaboration agreements to fluctuate in future periods based on our ability to meet various regulatory milestones, and contingent on successfully obtaining regulatory approval for neffy in the licensed regions, commercial milestones, royalties or transfer price earned from our partner’s net sales and the supply of commercial product as set forth in the agreements described earlier.

Cost of Goods Sold

Cost of goods sold consists primarily of direct and indirect costs related to the manufacture of neffy for commercial sale, including salaries and related expenses for personnel, stock-based compensation, third-party manufacturing costs, raw material and component costs, packaging services, freight, storage costs, distribution fees, amortization of capitalized in-licensed costs, and royalties on product sales. Prior to the FDA approval of neffy in August 2024, costs incurred for the manufacture of neffy were recorded as research and development expenses, which resulted in zero-cost inventory. As a result, the cost of goods sold related to neffy will initially reflect a lower average per unit cost of materials, as previously expensed zero-cost inventory is utilized for commercial production and sold to customers. We expect the cost of goods sold for neffy to increase in relation to product revenues as we deplete these inventories. As of March 31, 2025, we had $10.9 million in zero-cost inventory remaining and based on our current forecast, we expect zero-cost inventory to be depleted by mid-2026.

The Company periodically evaluates zero-cost inventory for obsolescence. This evaluation considers the shelf life of raw materials, work in process, and finished goods as well as estimated sales trends. As of March 31, 2025, no zero-cost inventory was determined to be obsolete.

Research and Development Expenses

To date, our research and development expenses have been related primarily to clinical development, process development, and manufacturing costs of neffy and our intranasal epinephrine technology product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

Research and development expenses include:

•
salaries, payroll taxes, benefits and stock-based compensation charges for personnel engaged in research and development efforts;
•
external research and development expenses incurred under agreements with contract research organizations (“CROs”), investigative sites and consultants and other third-party organizations to conduct our clinical studies and development activities;
•
costs related to manufacturing neffy and our intranasal epinephrine technology product candidates for clinical trials and process validation studies, including fees paid to third-party manufacturers;
•
costs related to compliance with regulatory requirements and regulatory filings; and
•
indirect expenses including insurance and facility-related expenses.

Our external research and development expenses for neffy and our intranasal epinephrine technology product candidates consist primarily of fees, materials and other costs paid to CROs, CMOs, consultant and contractors. Our clinical, regulatory, manufacturing, and non-clinical development costs for the periods presented below reflect an allocation of expenses associated with personnel costs, stock-based compensation expense, and indirect costs incurred in support of overall research and development, such as facilities-related costs.

We expect our research and development expenses to remain relatively consistent in 2025 based on our planned clinical development and manufacturing activities. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials and the manufacturing costs of neffy and our intranasal epinephrine technology product candidates due to the inherently unpredictable nature of clinical development and manufacturing activities. Clinical development and manufacturing timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast to what degree our licensing, supply and distribution arrangements would affect our development plans and capital requirements.

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
•
tariffs and international trade relations;
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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits, stock-based compensation for personnel in executive, finance, business development, sales and marketing and other corporate administrative functions. Selling, general and administrative expenses also include pre-commercial launch activities prior to product launch, the initiation of commercialization activities in September 2024, legal fees incurred relating to corporate and patent matters, professional fees incurred for accounting, auditing, tax and administrative consulting services, and insurance costs.

We expect our selling, general and administrative expenses to increase substantially in 2025. The increase in expenses is due to our sales force which was established in the third quarter of 2024, the development and commencement of our marketing campaigns and initiatives, the ALK Co-Promotion Agreement, the hiring of additional sales and marketing personnel to support full commercialization activities, and the addition of infrastructure and programs to support commercialization activities. We expect to continue to incur audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, board of director fees, investor relations costs associated with operating as a public company, patent costs and defense, and general and administrative personnel.

Other Income, net

Other income, net consists primarily of interest income from our cash, cash equivalents, and short-term investments, and net amortization and accretion associated with our short-term investments.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,		Dollar	%
	2025	2024	Change	Change
Revenue:
Product revenue, net	$7,763	$—	$7,763	*
Revenue under collaboration agreements	210	—	210	*
Total revenue	7,973	—	7,973	*
Operating expenses:
Cost of goods sold	1,094	—	1,094	*
Research and development(1)	2,952	5,234	(2,282)	(44%)
Selling, general and administrative(1)	41,104	7,958	33,146	*
Total operating expenses	45,150	13,192	31,958	242%
Loss from operations	(37,177)	(13,192)	(23,985)	182%
Other income, net	3,237	2,900	337	12%
Net loss	$(33,940)	$(10,292)	(23,648)	230%
Change in unrealized gains and losses on available-for-sale securities	(148)	(173)	25	(14%)
Comprehensive loss	$(34,088)	$(10,465)	$(23,623)	226%

______________

* Not meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$663	$911
Selling, general and administrative	4,635	2,404
Total	$5,298	$3,315

Revenues. Revenue for the three months ended March 31, 2025 was $8.0 million, as compared to $0 for the three months ended March 31, 2024. Revenue for the three months ended March 31, 2025 includes $7.8 million in net product revenues for sales of neffy and $0.2 million in revenue for regulatory services performance obligations under the ALK Collaboration Agreement.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2025 was $1.1 million, as compared to $0 for the three months ended March 31, 2024. Since prior to August 2024, costs incurred for the manufacture of neffy were recorded as research and development expenses, product sales for the three months ended March 31, 2025 utilized zero-cost inventory and therefore consisted primarily of distribution fees, royalties, and intangible asset amortization.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2025 was $3.0 million, as compared to $5.2 million for the three months ended March 31, 2024. The decrease of $2.3 million was primarily due to decreases in CRO-related expenses of $1.6 million, personnel-related expenses of $0.4 million, stock-based compensation expense of $0.2 million, and consulting expense of $0.1 million.

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Clinical and regulatory	$1,586	$3,415
Manufacturing and non-clinical development	1,366	1,819
Total	$2,952	$5,234

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2025 was $41.1 million, as compared to $8.0 million for the three months ended March 31, 2024. The increase of $33.1 million was primarily due to increases in marketing-related expenses of $17.5 million, personnel-related expenses of $9.0 million, stock-based compensation expense of $2.2 million, travel and meals expense of $1.5 million incurred by our sales personnel, outside services and consulting fees of $0.9 million, audit, tax and valuation fees of $0.7 million, conference and seminar expense of $0.5 million, legal fees of $0.5 million and other operating expense of $0.3 million.

Other Income, Net. Other income, net for the three months ended March 31, 2025 was $3.2 million, as compared to $2.9 million for the three months ended March 31, 2024. The increase of $0.3 million was primarily due to an increase in interest income from our cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have recognized limited net product sales since the commercial launch of neffy in September 2024. We have funded our operations to date primarily with proceeds from the Merger, private placement of convertible preferred stock, issuance of common stock, licensing, supply and distribution arrangements with our commercialization partners, bank debt, and limited net product sales. As of March 31, 2025, we had cash, cash equivalents, and short-term investments of $275.7 million.

Cash flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash and cash equivalents used in operating activities	$(40,742)	$(6,710)
Net cash and cash equivalents provided by (used in) investing activities	29,064	(8,513)
Net cash and cash equivalents provided by financing activities	725	258
Net decrease in cash and cash equivalents	$(10,953)	$(14,965)

Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $40.7 million. This consisted primarily of a net loss of $33.9 million, an increase in our operating assets of $14.4 million, an increase in our operating liabilities of $4.0 million, and non-cash charges of $3.6 million. The increase in our operating assets was due to increases in inventories of $8.4 million, prepaid expenses and other assets of $4.8 million, and accounts receivable of $1.1 million. The increase in our operating liabilities was due to an increase in accounts payable and accrued expenses of $4.2 million, partially offset by a decrease in contract liability of $0.2 million. The non-cash charges consisted primarily of non-cash stock-based compensation of $5.3 million and depreciation and amortization expense of $0.3 million, partially offset by $2.0 million in net accretion of discounts on short-term investments.

During the three months ended March 31, 2024, net cash used in operating activities was $6.7 million. This consisted primarily of a net loss of $10.3 million, an increase in our operating liabilities of $1.3 million, a decrease in our operating assets of $0.9 million, and non-cash charges of $1.3 million. The increase in our operating liabilities was primarily due to an increase in accounts payable and accrued liabilities of $1.3 million. The decrease in our operating assets was primarily due to a decrease in prepaid and other assets of $0.9 million. The non-cash charges consisted of non-cash stock-based compensation of $3.3 million, partially offset by $2.0 million in net accretion of discounts on short-term investments.

Investing Activities

During the three months ended March 31, 2025, the cash and cash equivalents provided by investing activities was $29.1 million. This consisted of maturities of short-term investments of $63.5 million, partially offset by purchases of short-term investments of $34.3 million and purchases of property and equipment of $0.1 million. During the three months ended March 31, 2024, the cash and cash equivalents used in investing activities was $8.5 million. This consisted primarily of purchases of short-term investments of $63.4 million, and purchases of property and equipment of $0.1 million, partially offset by maturities of short-term investments of $55.0 million.

Financing Activities

During the three months ended March 31, 2025, the $0.7 million of cash and cash equivalents provided by financing activities was attributable to proceeds from stock option exercises. During the three months ended March 31, 2024, the $0.3 million of cash and cash equivalents provided by financing activities was attributable to proceeds from stock option exercises.

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
•
the timing and amount of any milestone and royalty payments under the ALK Collaboration Agreement, ALK Co-Promotion Agreement, Pediatrix Agreement, Aegis Agreement, Alfresa Agreement, Recordati Termination Agreement, and the Seqirus Agreement;
•
the extent to which we in-license or acquire rights to other products, product candidates, or technologies;
•
our headcount growth and associated costs as we expand our employee headcount and building and maintaining a commercial infrastructure;
•
the costs of preparing, filing, and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and
•
the costs of operating as a public company.

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

Our ability to raise additional funds may be adversely impacted by macroeconomic factors that may result in worsening global economic conditions and disruptions to and volatility in the global credit and financial markets, including due to tariffs, trade wars, inflation, high interest rates, recessionary concerns, recessions, bank failures, geopolitical conflicts, and general economic uncertainty. Because of the numerous risks and uncertainties associated with product development and commercialization, we cannot predict the timing or amount of increased expenses and cannot assure you that we will generate profits or positive cash flows from operating activities in the future.

Material Cash Requirements

The total amount of unconditional purchase obligations related to the supply of raw materials is $60.6 million as of March 31, 2025. Our estimated remaining payment obligations by year are as follows: 2025 ($4.0 million), 2026 ($10.5 million), 2027 ($11.8 million), 2028 ($13.8 million), and $2.9 million per year thereafter through 2035.

The total amount of unconditional purchase obligations related to hosted software license subscription fees is $3.0 million as of March 31, 2025. Our estimated remaining payment obligations by year are as follows: 2025 ($1.1 million), 2026 ($1.5 million), and 2027 ($0.4 million).

In August 2024, we entered into a corporate sponsorship agreement with Food Allergy Research and Education, Inc. pursuant to which we have payment obligations of $9.0 million over a 28-month period. Our remaining payment obligations as of March 31, 2025 are $5.0 million. Our estimated remaining payment obligations by year are as follows: 2025 ($2.0 million), and 2026 ($3.0 million).

In June 2018, we entered into a License Agreement (the “Aegis Agreement”) with Aegis Therapeutics, LLC (“Aegis”). In November 2024, OrbiMed Advisors LLC (“OrbiMed”) entered into an agreement with Aegis, to purchase the rights, royalty interests, and related sales milestone payments on net product sales of neffy. Our remaining payment obligations to OrbiMed under the Aegis Agreement are contingent upon our achievement of certain commercial milestones and have been reduced to $11.0 million as of March 31, 2025. Under the Aegis Agreement, we are also required to make royalty payments to OrbiMed based on a mid-single-digit percentage of net product sales. Future royalty payment amounts are indeterminate since they depend on future revenues, which are uncertain.

In February 2023, we entered into a termination agreement (the “Recordati Termination Agreement”) with Recordati Ireland, Ltd. (“Recordati”) to reacquire the rights to neffy in Europe and certain European Free Trade Association, Russia/the Commonwealth of Independent States, Middle East and African countries (the “Recordati Territory”). Pursuant to which, we are obligated to make milestone payments to Recordati that are contingent upon our achievement of certain regulatory and commercial milestones. Our remaining milestone payment obligations to Recordati have been reduced to €5.0 million (approximately $5.4 million in U.S. dollars) as of March 31, 2025. Under the Recordati Termination Agreement, we are also required to make royalty payments to Recordati of up to €5.0 million (approximately $5.4 million in U.S. dollars) in the aggregate from sales of Recordati Licensed Product(s) in the Recordati Territory. Future royalty payment amounts are indeterminate since they depend on future revenues, which are uncertain.

We enter into contracts in the normal course of business with third-party contract organizations and vendors for clinical studies, manufacturing and other services and products. These contracts generally provide for termination after a notice period.

As of March 31, 2025, we have not recognized any reserves related to uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.

Critical Accounting Policies and Estimates

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

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies or estimates. Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 20, 2025 and Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. See Note 9 – Commitments and Contingencies to the unaudited condensed consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Part II, Item 1, for any required disclosure.

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on March 20, 2025.

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

If we are unable to fully develop and maintain our sales, marketing and distribution capabilities on our own or through collaborations with marketing partners, we may not be successful in commercializing neffy.*

We have built a sales force and entered into the ALK Co-Promotion Agreement to commercialize neffy in the United States. In order to successfully commercialize neffy, we must, among other things, continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. Factors that may hinder our ability to successfully market and commercially distribute our products include:

•
inability of sales personnel to obtain access to or educate adequate numbers of physicians on the benefits and safety of prescribing neffy;
•
inability to recruit, retain and effectively manage adequate numbers of effective sales personnel, including ALK U.S. sales personnel;
•
lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies that have more extensive product lines; and
•
unforeseen delays, costs and expenses associated with maintaining our sales organization and receive the intended benefits to be provided by the ALK Co-Promotion Agreement.

If we are unable to maintain an effective sales force, including through the ALK Co-Promotion Agreement, for neffy, we may not be able to generate significant product revenue in the United States. In addition, until the commencement of our commercial launch in September 2024, no one in our sales force had promoted neffy. We are required to expend significant time and resources to train our sales force, including through the ALK Co-Promotion Agreement, to be credible in educating physicians and pharmacists on the benefits of neffy. In addition, we must continually train our sales force, including through the ALK Co-Promotion Agreement, to ensure that a consistent and appropriate message about neffy is being delivered to our potential customers. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market neffy and any additional products we may develop or acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.

We have entered into the ALK Co-Promotion Agreement with ALK U.S. for the co-promotion of neffy to up to 9,000 specified pediatricians and other prescribers in the U.S. The commercial success of neffy in the United States, will be influenced in part by the efforts and allocation of resources by ALK U.S. Currently, ALK U.S. has limited experience promoting neffy, and while we will continue to work with ALK U.S. to optimize their commercialization activities, we cannot guarantee that such efforts will be successful. We also depend on ALK U.S. to comply with all applicable laws relative to the promotion of neffy. Because we do not control the individual efforts of ALK U.S., they may take actions or fail to take actions in a manner that is inconsistent with our interests. As a result, we may not realize the full potential benefits from the ALK Co-Promotion Agreement, and such actions or inactions could result in more limited or reduced sales, reputational harm, or regulatory or other adverse legal implications, any of which could adversely affect our business and results of operations.

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

In addition, the market for neffy may depend significantly on access to third-party payors’ medical policies, drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies, and we will be required to offer discounted rates to state Medicaid programs to ensure Medicaid coverage of our drugs. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available, even if not approved for the indication(s) for which neffy is approved.

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

Competitive products may reduce or eliminate the commercial opportunity for neffy or our current and future intranasal epinephrine technology product candidates. If our competitors develop technologies or product candidates more rapidly than us, or their technologies or product candidates are more effective or safer than ours, our ability to develop and successfully commercialize neffy and our current and future intranasal epinephrine technology product candidates may be adversely affected.*

The clinical and commercial landscape for the emergency treatment of Type I allergic reactions is highly competitive and subject to significant technological change. We face competition with respect to our current indications for our intranasal epinephrine technology, including neffy, and will face competition with respect to any future indications of our intranasal epinephrine technology or other product candidates that we may seek to develop or commercialize in the future from large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Based on the initially approved indications for neffy, we anticipate that neffy will compete primarily against epinephrine intra-muscular injectable products, for the emergency treatment of Type I allergic reactions including EpiPen and its generics, which is marketed by Viatris, Inc. and Teva Pharmaceuticals, Inc.; Adrenaclick, which is marketed by Amneal Pharmaceuticals, Inc.; Auvi-Q, which is marketed by Kaleo, Inc.; and Symjepi, which is marketed by Sandoz, Inc., a Novartis division. Several other companies are also clinically developing larger dose intranasal epinephrine product candidates that may compete with neffy, including Bryn Pharma, Nasus Pharma, Hikma Pharmaceuticals, Inc. (previously INSYS Therapeutics, Inc.), Orexo AB and Belhaven BioPharma. Aquestive Therapeutics is developing a sublingual candidate based on a prodrug of epinephrine. If our current and future intranasal epinephrine technology product candidates are approved for other indications, they would also compete with a range of other therapeutic treatments that are well established such as antihistamines or in development.

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

Upon receiving a marketing authorization in the EU from the European Commission, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity. Comparable regimes to those in the US and EU exist in some other major markets, including the United Kingdom.

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

If we are unable to successfully develop our current or future intranasal epinephrine technology product candidates, or neffy for additional indications, or experience significant delays in doing so, the commercial potential of our current or future intranasal epinephrine technology product candidates or neffy will be more limited.*

Successful continued development and ultimate regulatory approval of our current or future intranasal epinephrine technology product candidates and neffy for additional indications is important to the future success of our business. The future regulatory and commercial success of our current or future intranasal epinephrine technology product candidates and neffy for additional indications is subject to a number of risks, including the following:

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

If the FDA does not conclude that our current or future intranasal epinephrine technology product candidates, or neffy for additional indications, satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for any such future indications under Section 505(b)(2) are not as we expect, the approval pathway for those product candidates or additional indications will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.*

The Hatch Waxman Act added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if available to us, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for any additional indications by potentially decreasing the amount of nonclinical and/or clinical data that we would need to generate in order to obtain FDA approval. This pathway does not, however, expedite the FDA review process timelines.

If the FDA does not allow us to proceed under the Section 505(b)(2) regulatory pathway for our current or future intranasal epinephrine technology product candidates, or neffy for additional indications, we may need to conduct additional nonclinical studies and/or clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for any such product candidates or additional indications, including for urticaria, and complications and risks associated with such product candidates, would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than any product candidates we develop, which could adversely impact our competitive position and prospects. We cannot assure you that our current or future intranasal epinephrine technology product candidates or neffy for additional indications will receive the requisite approval for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2), certain pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may change its Section 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to certain requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months or longer depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of a new product. Even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. Finally, a competitor might receive FDA approval and obtain non-patent market exclusivity before we obtain approval of any such product candidates or additional indications, including urticaria, which could delay approval of potential additional indications, including urticaria, for our intranasal epinephrine technology.

We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, further development and the commercialization of our current and future intranasal epinephrine technology product candidates.*

To obtain the requisite regulatory approvals to market and commercialize our current and future intranasal epinephrine technology product candidate, including for urticaria, we must demonstrate through extensive nonclinical studies and clinical trials that such product candidates are safe and effective for their intended use in humans. Nonclinical and clinical testing are expensive and can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful.

We may experience delays in completing our clinical trials or nonclinical studies and initiating or completing additional studies or clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize for our current and future intranasal epinephrine technology product candidates, including for urticaria, including:

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
•
the number of subjects or patients required for clinical trials of our current and future intranasal epinephrine technology product candidates, including for urticaria, may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;
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
•
regulators, IRBs, ethics committees or other reviewing bodies may fail to approve or issue positive opinions or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we have entered and may enter into agreement for clinical and commercial supplies, or the supply or quality of our current and future intranasal epinephrine technology product candidates or other materials necessary to conduct clinical trials of our current and future intranasal epinephrine technology product candidates, including for urticaria, may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and
•
the potential for policies or regulations of the FDA, the EMA, the EU or any other applicable foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for approval.

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

Negative or inconclusive impressions of the results from our earlier clinical trials of neffy for the emergency treatment of Type I allergic reactions or any other clinical trial or nonclinical studies in animals that we have conducted, could mandate repeated or additional nonclinical studies or clinical trials and could delay marketing approvals or result in changes to or delays in nonclinical studies or clinical trials of our current and future intranasal epinephrine technology product candidates, including for urticaria. While data from our studies of our intranasal epinephrine technology product candidates demonstrated nasally delivered epinephrine reached blood levels comparable to those of already approved epinephrine injectable products, we do not know whether any future clinical trials or studies that we may conduct will demonstrate adequate efficacy and safety necessary to result in obtaining regulatory approval to market our current and future intranasal epinephrine technology product candidates, including for urticaria. If later stage clinical trials do not produce favorable results that meet regulatory authority criteria, our ability to obtain regulatory approval for our current and future intranasal epinephrine technology product candidate, including for urticaria, may be adversely impacted.

Our failure to successfully initiate and complete clinical trials of our current and future intranasal epinephrine technology product candidates, including for urticaria, and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market our current and future intranasal epinephrine technology product candidates, including for urticaria, would significantly harm our business. Our product candidate development costs will also increase if we experience delays in testing or regulatory approvals and we may be required to obtain additional funds to complete clinical trials. We cannot assure you that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our trials after they have begun. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our current and future intranasal epinephrine technology product candidates, including for urticaria, or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize such product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our current and future intranasal epinephrine technology product candidates, including urticaria.

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

If unacceptable side effects or adverse events are observed following the commercialization of neffy or our current or future intranasal epinephrine technology product candidates, including for urticaria, we, the FDA or comparable foreign regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our trials are conducted, or the independent safety monitoring committee could suspend or terminate our clinical trials or regulatory authorities could order us to cease clinical trials, restrict us or neffy or our current or future intranasal epinephrine technology product candidates, including withdrawing the marketing approval of neffy or our current or future intranasal epinephrine technology product candidates or deny approval for or all targeted indications. Treatment-emergent side effects and adverse events that are deemed to be drug-related could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims, an unwillingness of physicians to prescribe neffy or our current or future intranasal epinephrine technology product candidates for approved indications, patients’ unwillingness to purchase neffy or our current or future intranasal epinephrine technology product candidates, or payors’ willingness to cover neffy or our current or future intranasal epinephrine technology product candidates. Undesirable side effects or adverse events resulting from the use of neffy or our current or future intranasal epinephrine technology product candidates (whether by patients in our clinical studies or through the commercialization of neffy or our current or future intranasal epinephrine technology product candidates) could adversely affect enrollment in clinical trials, regulatory approval and commercialization of neffy or our current or future intranasal epinephrine technology product candidates. Additionally, there may be negative findings regarding components of neffy or our current or future intranasal epinephrine technology product candidates by other parties. Any negative findings by third parties may impact neffy for its initially approved indications and labeling, or the future approvability or labeling of our current or future intranasal epinephrine technology product candidates, including for urticaria. In addition, all side effects and adverse events may not be appropriately recognized or managed by the treating medical staff. Inadequate training in recognizing or managing the potential side effects and adverse events of neffy or our current or future intranasal epinephrine technology product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

We face an inherent risk of product liability as a result of the commercialization and clinical testing of neffy or our current or future intranasal epinephrine technology product candidates. Although the clinical trial process is designed to identify and assess potential side effects and adverse events, clinical development does not always fully characterize the safety and efficacy profile of a new drug, and it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If neffy or our current or future intranasal epinephrine technology product candidates causes adverse events or side effects, we may be exposed to substantial liabilities. Physicians may not prescribe or patients may not use neffy or our current or future intranasal epinephrine technology product candidates for its approved indications or in accordance with neffy’s our current or future intranasal epinephrine technology product candidates’ instructions or any warnings that identify known potential adverse effects, side effects, and patients who should not use neffy or our current or future intranasal epinephrine technology product candidates. We are highly dependent upon consumer perceptions of us regarding the safety and efficacy of neffy and our current or future intranasal epinephrine technology product candidates. We could be adversely affected if we are subject to negative publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies.

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

Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could, and in certain cases have, experienced adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

Any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past and may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past, as well as successful phishing attempts that did not have a material adverse effect, and expect such attempts will continue in the future. In addition, we have become aware of certain security incidents whereby vendor email accounts have been hacked and the bad actors impersonate our vendors in email communications with us. None of these incidents have had a material adverse effect on our business. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to operate our business.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities, including on a timely basis. Vulnerabilities could be exploited and result in a security incident. Any unremediated critical or high risk vulnerabilities could pose material risks to our business. Further, we have and may in the future experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of neffy, and for the advancement of our clinical development programs. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.

We source raw materials, active pharmaceutical ingredient (“API”) and other important components related to the manufacture of neffy and our intranasal epinephrine technology product candidates, including Intravail and our nasal sprayer apparatus, from international suppliers located in the European Union. Although we anticipate that our current supply of materials for neffy and our product candidates will be sufficient for at least the next 18-24 months, tariff policies, particularly those affecting the Europe Union and pharmaceutical products could materially increase our costs and reduce our margins, including as a result of our inability to adjust pricing in formulary-based markets. Recent and potential future changes in international trade policies, particularly regarding pharmaceutical-specific tariffs, present material risks to our operations and financial performance.

Recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at pharmaceutical products and ingredients as part of broader healthcare cost control or national security initiatives. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Should additional tariffs be imposed, including those specifically targeting pharmaceutical imports, our production costs could rise significantly, and it would be difficult and costly to qualify alternative sources within another country with a lower tariff rate or within the United States, as developing and qualifying alternative sources typically requires at least 18-24 months and substantial investment and regulatory approvals. Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.

Unlike many industries, our ability to pass increased costs to customers is limited by the structure of pharmaceutical pricing and reimbursement systems. neffy is included in formularies with pricing established through annual or multi-year contracts with commercial, third-party payors and pharmacy benefit managers, and reimbursement methodologies established by government programs, such as Medicare. These arrangements typically include fixed pricing terms that were negotiated prior to the implementation of the recently announced tariffs. As a result, and depending on the timing and scope of the implementation of these tariffs, cost increases due to tariffs may be difficult or impossible to pass through to customers until the next negotiation cycle, which could be up to 36 months away.

Current or future tariffs may also result in increased research and development expenses, including with respect to increased costs associated with raw materials, API, laboratory equipment and research materials and components. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

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

We have incurred significant losses since our inception.*

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have one product approved for commercial sale and have generated only limited revenue from product sales to date, and we will continue to incur significant expenses related to our commercialization activities, clinical development and ongoing operations. As a result, we have incurred significant losses in most periods since our inception. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, pre-commercialization activities, the commercial launch of neffy and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net income was $8.0 million for the year ended December 31, 2024 and our net loss was $54.4 million for the year ended December 31, 2023. Our net loss was $33.9 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $157.2 million. We expect to continue to incur significant losses for the foreseeable future.

We anticipate that our expenses will increase substantially if and as we:

•
maintain and expand our sales, marketing, distribution, manufacturing, supply chain and other commercial infrastructure to support the commercialization of neffy and any other product candidates for which we may obtain regulatory approval;
•
continue to develop and conduct nonclinical studies and clinical trials for our current or future intranasal epinephrine technology product candidates and for neffy on a post-approval basis;
•
seek regulatory approvals in the United States and in other geographic regions for our current or future intranasal epinephrine technology product candidates;
•
seek to identify future product candidates;
•
experience any delays or encounter any issues with any of the above, including but not limited to failed studies, negative or mixed clinical trial results, safety issues or other regulatory challenges, the risk of which in each case may be exacerbated by tariffs, trade wars, geopolitical conflicts and a health epidemic or pandemic;
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

Our expenses could increase beyond our expectations if we are required by the FDA, the EMA or other regulatory authorities to perform clinical trials or conduct nonclinical studies in addition to those that we currently expect, or if there are any delays in completing our clinical trials or the development of our current or future intranasal epinephrine technology product candidates, or if we choose to develop or acquire any future product candidates. Our expenses could also increase significantly as a result of tariffs, trade wars and geopolitical conflicts.

We may need additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development activities or commercialization efforts.*

Our operations have consumed significant amounts of cash since inception. Based upon our current operating plan, we believe that our cash and cash equivalents will fund our operating and capital expenses for at least three years. We expect to incur significant expenses related to commercialization, such as product sales, medical affairs, marketing, manufacturing and distribution of neffy. Further, we expect to incur additional costs associated with operating as a public company. We may require significant additional amounts of cash in order to commercialize neffy for its currently approved indications in the United States, or for our current or future intranasal epinephrine technology product candidates which receive regulatory approval. In addition, other unanticipated costs may arise in the course of our continued development and commercialization efforts. Because the outcome of our commercialization efforts and continued development of our current or future intranasal epinephrine technology product candidates is highly uncertain, we cannot reasonably estimate the actual amounts of cash necessary to commercialize neffy for its approved indications in the United States, or any other indications we are pursuing.

Our future capital requirements depend on many factors, including:

•
the costs of commercialization activities for neffy for its approved indications and our current or future intranasal epinephrine technology product candidates that receives regulatory approval, to the extent such costs are not the responsibility of any current or future licensing and collaboration partners, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
revenue received from commercial sales of neffy or any current or future intranasal epinephrine technology product candidates that receives regulatory approval;
•
the scope, progress, results and costs of researching and developing our intranasal epinephrine technology for potential additional indications, including urticaria;
•
the timing of, and the costs involved in, obtaining regulatory approval for the marketing of our current or future intranasal epinephrine technology product candidates and neffy for additional indications;
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

We cannot be certain that additional funding will be available on acceptable terms, or at all. The global credit and financial markets have experienced extreme volatility and disruptions and have been adversely impacted, and may continue to be adversely impacted or further adversely impacted, by macroeconomic factors such as tariffs, trade wars, inflation, high interest rates, recessionary concerns, recessions, bank failures, geopolitical conflicts and general economic uncertainty. If the equity and credit markets do not improve or further deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive.

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

Recently enacted and future legislation may increase the difficulty and cost for us to commercialize neffy or our current or future intranasal epinephrine technology product candidates and affect the prices we may obtain.*

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system, including cost-containment measures, that could reduce or limit coverage and reimbursement for newly approved drugs, prevent or delay marketing approval of neffy or our current or future intranasal epinephrine technology product candidates for potential additional indications, including urticaria, restrict or regulate post-approval activities and affect our ability to profitably sell neffy or our current or future intranasal epinephrine technology product candidates for which we obtain marketing approval.

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was signed into law. The ACA was intended, among other things, to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA and subsequent regulations increased the Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program for both branded and generic drugs and revised the definition of “average manufacturer price” for reporting purposes, which could further increase the amount of Medicaid drug rebates to states. However, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, effective January 1, 2024. Further, the ACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products, increased the number of entities eligible for discounts under the 340B program and included a discount on brand name drugs for Medicare Part D beneficiaries in the coverage gap, or “donut hole.” Substantial provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example: (1) directives to reduce agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing “Most-Favored-Nation” pricing for pharmaceutical products; and (5) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process, modify the Medicare Drug Price Negotiation Program, expand the orphan drug exclusion in the IRA, and reduce Medicaid enrollment and funding.

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

Following Brexit, the UK and the EU signed an EU-UK Trade and Cooperation Agreement (“TCA”) which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement sets out some aspects of the UK and EU’s relationship post-Brexit. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Among the changes that have occurred are that the UK is treated as a “third country”, a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement (Northern Ireland continues to follow certain limited EU regulatory rules, including in relation to medical devices, but not in relation to medicinal products). As part of the TCA, the EU and the UK recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use.

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

All of these changes could increase our costs and otherwise adversely affect our business. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the UK and restrict our ability to generate revenue and achieve and sustain profitability in the future. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK.

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

Disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, could prevent the FDA from performing normal functions on which our business relies.*

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, a reduction in the FDA’s workforce and its ability to hire and retain key personnel. Disruptions at the FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. For example, the recently established Department of Government Efficiency implemented a federal government hiring freeze and announced certain additional efforts to reduce federal government employee headcount and the size of the federal government. The reductions in the FDA’s workforce and budgetary pressures could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the marketing of our products which could have a material adverse effect on our business.

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

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities, particularly any sales and marketing activities from neffy or our current or future intranasal epinephrine technology product candidates that have been approved for marketing in the United States or elsewhere, could be subject to legal challenge and enforcement actions. If our operations, or those of our partners and collaborators, are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, a corporate integrity agreement or other agreement to resolve allegations of non-compliance, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

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

We publish privacy policies, marketing materials, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy, and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

In addition, we are contractually subject to industry standards adopted by industry groups and, we are and may become in the future, directly subject to such obligations. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal or sensitive data on our behalf. In addition, these obligations may require us to change elements of our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture or warehouse commercial quantities of neffy or our current or future intranasal epinephrine technology product candidates. Our ability to commercially supply neffy and our current or future intranasal epinephrine technology product candidates depends, in part, on the ability of third-party manufacturers to supply, manufacture and warehouse the raw materials, API and other important components related to the manufacture of our intranasal epinephrine technology product candidates, including Intravail and our nasal sprayer apparatus. We also rely on third parties to label and package the finished product. These third-party manufacturers currently have limited experience manufacturing our intranasal epinephrine technology product candidates, the raw materials and API for our intranasal epinephrine technology product candidates to be supplied to patients. While we will continue to work with our third-party suppliers and manufacturers to optimize the manufacturing process for neffy and our current or future intranasal epinephrine technology product candidates, we cannot guarantee that such efforts will be successful. If we fail to develop and maintain supply relationships with these third parties, we may be unable to successfully commercialize neffy and our current or future intranasal epinephrine technology product candidates.

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

Risks Related to Our Intellectual Property

Our commercial success depends on our ability to obtain and maintain sufficient intellectual property protection for neffy, our current and future intranasal epinephrine technology product candidates and other proprietary technologies.*

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to neffy and our current or future intranasal epinephrine technology product candidates. If we are unable to obtain or maintain patent protection with respect to neffy and our current or future intranasal epinephrine technology product candidates, and its uses, our business, financial condition, results of operations and prospects could be materially harmed.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our intellectual property by obtaining and defending patents. Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents.

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

Our patents or pending patent applications, or the patents or pending patent applications that we license, may be challenged in the courts or patent offices in the United States and other foreign jurisdictions. For example, we are currently a party to an opposition proceeding at the European Patent Office with respect to EP 3678649, and we may be subject to third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”) or become involved in post-grant review procedures, derivations, reexaminations, or inter partes review proceedings, in the United States or oppositions or similar proceedings in foreign jurisdictions, challenging our patent rights. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.*

Patents are of national or regional effect. Although as of March 31, 2025 we co-own or exclusively license seven issued U.S. patents, granted patents in each of Australia, Canada, China, Hong Kong, Israel, Japan, Mexico, Singapore, South Korea, and member states of the European Patent Organization, including the United Kingdom, directed to neffy and its uses, among other things, three pending U.S. non-provisional patent applications, one pending international patent application and over fifteen pending foreign patent applications directed to neffy and its uses, among other things, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These competitor products may compete with our product, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Further, geo-political actions in the United States and in foreign countries (such as, the Russia and Ukraine conflict; retaliatory measures by foreign countries in response to actions by the U.S., in particular, tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Many foreign countries could impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, on March 14, 2025, Brazil enacted Law No. 15.122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entity’s intellectual property rights. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

If we are sued for infringing on the intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing neffy or our current or future intranasal epinephrine technology product candidates.*

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell neffy and our current or future intranasal epinephrine technology product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. For example, on March 25, 2025, Aptargroup, Inc. and Aptar France SAS (collectively, “Aptar”) filed a suit against us in the United States District Court for the Southern District of New York, alleging that we violated the Defend Trade Secrets Act (18 USC § 1836), misappropriated trade secrets under New York state law, and committed various breaches of contract (the “Aptar Litigation”). We dispute these allegations and intend to vigorously defend ourselves in the Aptar Litigation. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Additionally, delays caused by the federal agencies may increase the time period that we are subject to such claims.

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

Third parties may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our current or future products or provide any competitive advantage. The outcome following legal assertions of invalidity and unenforceability is unpredictable. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose part or all of the patent protection on one or more of our current or future products, which could result in our competitors and other third parties using our technology to compete with us. Such a loss of patent protection could have a material adverse impact on our business, financial condition, results of operations, cash flows and prospects. Additionally, we may be subject to claims of patent infringement during those proceedings, and delays caused by the federal agencies may increase the time period that we are subject to such claims. For example, administrative changes, including reduced staff and budgets experienced by the USPTO Patent and Trial Appeal Board, could further delay our ability to timely challenge any such patents.

We are currently a party to an opposition proceeding at the European Patent Office with respect to EP 3678649. We may, in the future, be a party to other intellectual property litigation or administrative proceedings that are very costly and time-consuming and could interfere with our ability to sell and market our products. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us, especially as we gain greater visibility and market exposure as a public company.

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

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.*

We employ individuals who previously worked with other companies, including our competitors or potential competitors. We are and could in the future be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of current or former employers or competitors, including, for example, the Aptar Litigation. Although we try to ensure that our employees, consultants and independent contractors do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we are, and may in the future, become subject to claims that we caused an individual to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged intellectual property, proprietary information, know-how or trade secrets of a current or former employer or competitor.

While we are, and may in the future, litigate to defend against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management and other employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies that are essential to neffy and our current or future intranasal epinephrine technology product candidates, if such technologies are found to incorporate or be derived from the trade secrets or other proprietary information of the current or former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.

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
•
general market or macroeconomic conditions, including as a result of actual or threatened tariffs and trade wars;
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

As of March 31, 2025, total net offering proceeds to Silverback of $255.3 million from the IPO have been used, of which, (i) an estimated $51.7 million was used toward development of Silverback’s product candidates, (ii) $0.8 million was used to repay outstanding indebtedness, (iii) $16.0 million was used for transaction costs related to the Merger, including $7.0 million in severance and change in control benefit payments made to Silverback’s former officers, (iv) an estimated $65.7 million was used for development and pre-commercial launch activities related to neffy, (v) an estimated $78.6 million was used for working capital and general corporate purposes, and (vi) an estimated $42.5 million was used for commercial-related activities.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2020).
10.1+	Amended and Restated Non-Employee Director Compensation Policy
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

ARS PHARMACEUTICALS, INC.

Date: May 14, 2025	By:	/s/ Richard Lowenthal, M.S., MSEL
Richard Lowenthal, M.S., MSEL
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Kathleen D. Scott
Kathleen D. Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)