Form 10-Q
period 2025-06-30
ARS Pharmaceuticals, Inc.
filed 2025-08-13
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-39756

ARS Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	81-1489190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11682 El Camino Real, Suite 300 San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 771-9307

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SPRY	The Nasdaq Stock Market LLC

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

As of August 11, 2025, there were 98,826,337 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARS Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,540	$50,817
Short-term investments	188,590	263,205
Accounts receivable, net	25,126	8,175
Inventories	8,738	5,212
Prepaid expenses and other current assets	7,442	6,886
Total current assets	281,436	334,295
Long-term inventories	13,374	5,307
Right-of-use asset	1,564	37
Fixed assets, net	1,075	1,029
Intangible assets, net	12,972	7,371
Other assets	3,051	3,114
Total assets	$313,472	$351,153
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (including related party amounts of $1,091 and $656, respectively)	$44,264	$22,841
Contract liability, current	746	557
Lease liability, current	589	42
Total current liabilities	45,599	23,440
Financing liability	71,959	69,383
Contract liability, net of current portion	1,103	1,532
Lease liability, net of current portion	1,072	—
Other accrued liabilities	1,418	—
Total liabilities	121,151	94,355
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at June 30, 2025 and December 31, 2024; 98,697,658 and 97,954,172 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	10	10
Additional paid-in capital	394,485	379,873
Accumulated other comprehensive (loss) gain, net	(46)	220
Accumulated deficit	(202,128)	(123,305)
Total stockholders’ equity	192,321	256,798
Total liabilities and stockholders’ equity	$313,472	$351,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$12,800	$—	$20,563	$—
Revenue under collaboration agreements	2,594	500	2,804	500
Revenue under supply agreements	323	—	323	—
Total revenue	15,717	500	23,690	500
Operating expenses:
Cost of goods sold (including related party amounts of $866, $0, $1,354, and $0, respectively)	4,984	—	6,078	—
Research and development (including related party amounts of $582, $518, $1,245, and $1,245, respectively)	4,035	6,896	6,987	12,130
Selling, general and administrative (including related party amounts of $107, $114, $231, and $208, respectively)	54,312	8,944	95,416	16,902
Total operating expenses	63,331	15,840	108,481	29,032
Loss from operations	(47,614)	(15,340)	(84,791)	(28,532)
Other income, net	2,731	2,824	5,968	5,724
Net loss	$(44,883)	$(12,516)	$(78,823)	$(22,808)
Change in unrealized gains and losses on available-for-sale securities	(118)	(21)	(266)	(194)
Comprehensive loss	$(45,001)	$(12,537)	$(79,089)	$(23,002)
Net loss per share, basic and diluted	$(0.46)	$(0.13)	$(0.80)	$(0.24)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	98,361,771	96,827,687	98,212,035	96,656,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

				Accumulated
	Common			Other		Total
	Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Gain (Loss), Net	Deficit	Equity
Balance at December 31, 2024	97,954,172	$10	$379,873	$220	$(123,305)	$256,798
Exercise of common stock options and release of restricted stock units	175,632	—	725	—	—	725
Stock-based compensation	—	—	5,539	—	—	5,539
Net loss and comprehensive loss	—	—	—	(148)	(33,940)	(34,088)
Balance at March 31, 2025	98,129,804	10	386,137	72	(157,245)	228,974
Exercise of common stock options and issuance of common stock under the employee stock purchase plan	567,854	—	2,697	—	—	2,697
Stock-based compensation	—	—	5,651	—	—	5,651
Net loss and comprehensive loss	—	—	—	(118)	(44,883)	(45,001)
Balance at June 30, 2025	98,697,658	$10	$394,485	$(46)	$(202,128)	$192,321

				Accumulated
	Common			Other		Total
	Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Gain (Loss), Net	Deficit	Equity
Balance at December 31, 2023	96,414,963	$10	$362,004	$49	$(131,303)	$230,760
Exercise of common stock options and release of restricted stock units	159,086	—	258	—	—	258
Stock-based compensation	—	—	3,315	—	—	3,315
Net loss and comprehensive loss	—	—	—	(173)	(10,292)	(10,465)
Balance at March 31, 2024	96,574,049	10	365,577	(124)	(141,595)	223,868
Exercise of common stock options, shares issued under the employee stock purchase plan, and release of restricted stock units	365,748	—	545	—	—	545
Stock-based compensation	—	—	3,365	—	—	3,365
Net loss and comprehensive loss	—	—	—	(21)	(12,516)	(12,537)
Balance at June 30, 2024	96,939,797	$10	$369,487	$(145)	$(154,111)	$215,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(78,823)	$(22,808)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,669	6,680
Depreciation and amortization expense	559	29
Accretion on investments, net of amortization	(3,428)	(3,884)
Provision for inventory reserve	2,160	—
Changes in operating assets and liabilities:
Accounts receivable	(14,375)	—
Inventories	(13,232)	—
Prepaid expenses and other assets	(697)	1,564
Donation of equipment	—	30
Accounts payable and accrued liabilities	16,981	4,410
Operating lease right-of-use asset and lease liability, net	92	(10)
Contract liability	(240)	—
Net cash and cash equivalents used in operating activities	(80,334)	(13,989)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale	(65,723)	(151,038)
Maturities of short-term investments, available-for-sale	143,500	130,000
Purchases of property and equipment	(142)	(121)
Net cash and cash equivalents provided by (used in) investing activities	77,635	(21,159)
Cash flows from financing activities:
Proceeds from exercise of common stock options and issuance of common stock under the employee stock purchase plan	3,422	803
Net cash and cash equivalents provided by financing activities	3,422	803
Net increase (decrease) in cash and cash equivalents	723	(34,345)
Cash and cash equivalents at beginning of period	50,817	70,971
Cash and cash equivalents at end of period	$51,540	$36,626
Supplemental cash flow information:
Intangible assets included in accounts payable and accrued liabilities	$5,860	$—
Financing liability included in accounts receivable	$2,576	$—
Right-of-use asset obtained in exchange for operating lease obligations	$1,630	$—

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses in most years since its inception and had an accumulated deficit of $202.1 million as of June 30, 2025. The Company had cash, cash equivalents, and short-term investments of $240.1 million as of June 30, 2025 and has not generated positive cash flows from operations in most years. To date, the Company has funded its operations primarily with proceeds from the merger with Silverback in November 2022 (the “Merger”), private placement of convertible preferred stock, issuance of common stock, licensing, supply and distribution agreements, bank debt, and net product sales. The Company’s currently available cash, cash equivalents, and short-term investments as of June 30, 2025 are sufficient to meet its anticipated cash requirements for at least the 12 months following the date these financial statements are issued.

From August 5, 2015 (inception) through June 30, 2025, the Company has devoted substantially all of its efforts to developing intellectual property, conducting product development and clinical trials, organizing and staffing the Company, business planning, raising capital, building infrastructure, pre-commercial and commercial activities, and providing general and administrative support for these operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. Management expects operating expenses to increase for the foreseeable future, and there can be no assurance that the Company will achieve profitability in the future, or if achieved, that it will be sustained on a continuing basis.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, are unaudited. The balance sheet as of December 31, 2024 was derived from the audited financial statements as of and for the year ended December 31, 2024. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2025, the condensed consolidated results of its operations for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are also unaudited. The condensed consolidated results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other period.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements are revenue recognized under collaboration agreements, accruals for variable components of product revenue, accruals for research and development expenses, and valuation of equity awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable includes trade accounts receivable from product sales to customers, partner receivables for reimbursable research and development costs, royalties, license fees, and milestone payments under the Company’s collaboration agreements, and partner receivables for supply of neffy under the Company’s supply agreements. Trade accounts receivable are recorded at wholesale acquisition cost (“WAC”), less purchase price discounts, prompt pay discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses is the Company’s estimate of losses over the life of the receivables. The Company determines the allowance for credit losses for accounts receivable based on each customer’s or partner’s accounts receivable balance and age, their financial condition, and the general economic environment. The Company must also use professional judgment for its allowance for credit losses on trade accounts receivable as neffy was commercially launched in September 2024 and historical data is limited. The Company is currently operating under the Title Agreement (as defined in Note 3 – Revenue) with its Title Agent (as defined in Note 3 – Revenue) and the Title Agent retains all credit and collection risk on product sales to the Company’s wholesale distributors and pharmacy customers.

When the collectability of an invoice is no longer probable, the Company will create a reserve for that specific receivable. If a receivable is determined to be uncollectible, it is charged against the general credit loss reserve or the reserve for the specific receivable, if one exists. No allowance for credit losses was deemed necessary at June 30, 2025 or December 31, 2024.

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

The Company is also subject to credit risk related to its accounts receivable from product sales and revenue under collaboration and supply agreements. neffy is distributed primarily through wholesale distributors and pharmacies. These entities are not obligated to purchase any set number of units and they distribute neffy on demand as orders are received. The Company enters into collaboration and supply agreements with pharmaceutical companies under which the Company is entitled to receive payments for royalties, license fees, milestone achievements, reimbursable costs for research and development services, and supply of neffy. The Company extends credit to its customers and partners in the normal course of business after evaluating their overall financial condition. As stated above, the Company is currently operating under the Title Agreement with its Title Agent and the Title Agent retains all credit and collection risk on sales to the Company’s wholesale distributors and pharmacy customers. The Company’s Title Agent accounts for 76% and 93% of the Company’s accounts receivable balance as of June 30, 2025 and December 31, 2024, respectively. One additional customer accounted for 22% of accounts receivable as of June 30, 2025. For the three and six months ended June 30, 2025, four and six customers accounted for 82% and 96% of the Company’s gross product sales, with each individual customer ranging from 15% to 23% and 10% to 25% of the Company’s gross product sales, respectively. For the three and six months ended June 30, 2025, one customer accounted for all revenue under collaboration agreements and supply agreements. For the three and six months ended June 30, 2024, one customer accounted for all revenue under collaboration agreements, and there was no product sales or revenue under supply agreements. Historically, the Company has not experienced any credit losses.

Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work in process, and include labor and overhead. Inventories are stated at the lower of cost or net realizable value, and are determined on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company periodically reviews its inventory to identify obsolete, slow-moving, or otherwise unsalable inventories, and establishes allowances for situations in which the cost of the inventory is not expected to be recovered. Such impairment charges, if any, are recorded in cost of goods sold on the condensed consolidated statements of operations.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the asset or asset group are expected to generate, including its eventual residual value. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds its fair value. The Company has not recognized any impairment losses from inception through June 30, 2025.

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

Revenue Recognition

The Company’s revenues consist of product sales of neffy and revenue derived from its collaboration, out-licensing, and supply agreements. See Note 3 – Revenue for more detail on product revenue, and Note 8 – Collaboration and Out-Licensing for more detail on revenue from collaboration agreements, out-licensing agreements, and supply agreements.

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

Cost of Goods Sold

Cost of goods sold primarily consists of direct and indirect costs related to the manufacture of neffy for commercial sale, including salaries and related expenses for personnel, stock-based compensation, third-party manufacturing costs, raw material and component costs, packaging services, freight, storage costs, distribution fees, amortization of capitalized in-licensed costs, supply agreement fees, and royalties on product sales. Prior to the FDA approval of neffy in August 2024, costs incurred for the manufacture of neffy were recorded as research and development expenses, which resulted in zero-cost inventory. As a result, the cost of goods sold related to neffy initially reflects a lower average per unit cost of materials, as previously expensed zero-cost inventory is utilized for commercial production and sold to customers.

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

Advertising

Costs for producing advertising are expensed when incurred. Costs for communicating advertising, such as search engine marketing, banner advertisements, social media advertisements, and print advertisements, are recorded as prepaid expenses and then expensed when the advertisement occurs. For the three and six months ended June 30, 2025, advertising costs were $20.9 million and $31.9 million, respectively. No advertising costs were incurred for the three and six months ended June 30, 2024.

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

The following securities are excluded from the calculation of weighted-average dilutive common shares because their inclusion would have been anti-dilutive:

	As of June 30,
	2025	2024
Warrants to purchase common stock	45,456	45,456
Common stock options granted and outstanding	17,271,990	14,436,432
Unvested restricted stock units	1,382	2,763
Total	17,318,828	14,484,651

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

Capitalized inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$17,784	$4,674
Work in process	—	19
Finished goods	6,488	5,826
Inventory reserve	(2,160)	—
Total inventories, net	$22,112	$10,519
Reported as:
Inventories	$8,738	$5,212
Long-term inventories	13,374	5,307
Total inventories, net	$22,112	$10,519

Prior to FDA approval in August 2024, costs incurred for the manufacturing of neffy were recorded as research and development expenses, which upon approval resulted in zero-cost inventory. The Company held $9.8 million and $11.7 million in zero-cost inventory as of June 30, 2025 and December 31, 2024, respectively, none of which was determined to be obsolete as of each period end. The Company expects to fully utilize its zero-cost inventory in future periods.

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

Level 1	–	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	–	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
Level 3	–	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

			Gross	Gross	Estimated
		Amortized	Unrealized	Unrealized	Fair
	Level	Cost	Gains	Losses	Value
June 30, 2025
Cash and cash equivalents - Money market mutual funds	1	$51,248	$—	$—	$51,248
Cash and cash equivalents - U.S. Treasury securities	2	—	—	—	—
Short-term investments - U.S. Treasury securities	2	188,636	6	(52)	188,590
Total		$239,884	$6	$(52)	$239,838
December 31, 2024
Cash and cash equivalents - Money market mutual funds	1	$6,506	$—	$—	$6,506
Cash and cash equivalents - U.S. Treasury securities	2	42,382	5	—	42,387
Short-term investments - U.S. Treasury securities	2	262,990	223	(8)	263,205
Total		$311,878	$228	$(8)	$312,098

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the periods presented. During the three and six months ended June 30, 2025, the Company purchased $31.4 million and $65.7 million, respectively, in short-term investments and there were $80.0 million and $143.5 million, respectively, in maturities of short-term investments. During the three and six months ended June 30, 2024, the Company purchased $87.6 million and $151.0 million, respectively, in short-term investments and there were $75.0 million and $130.0 million, respectively, in maturities of short-term investments.

The Company’s short-term investments portfolio contains investments in U.S. Treasury securities that have an effective maturity date that is less than one year from the respective balance sheet date. The Company's money market mutual fund holdings are highly liquid and invest primarily in cash and U.S. Treasury securities.

There was a $0.1 million and $0.3 million net unrealized loss on available-for-sale securities for the three and six months ended June 30, 2025, respectively, and an immaterial and $0.2 million unrealized loss on available-for-sale securities for the three and six months ended June 30, 2024, respectively. Management determined that the gross unrealized losses on the Company’s available-for-sale securities as of June 30, 2025 were primarily attributable to current economic and market conditions and not credit risk. As of June 30, 2025 and December 31, 2024, no allowance for credit losses was recorded. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell any investments prior to recovery of its amortized cost basis, which is expected to be at maturity.

Accrued interest on the Company's available-for-sale securities was $1.0 million as of June 30, 2025 and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

As of June 30, 2025 and December 31, 2024, the Company did not have any liabilities that were measured at fair value on a recurring basis.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid marketing	$3,447	$3,169
Prepaid insurance	1,012	1,261
Interest receivable	956	987
Other	2,027	1,469
Total	$7,442	$6,886

Other long-term assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid supply agreement fee	$2,863	$2,800
Capitalized software implementation costs	188	314
Total	$3,051	$3,114

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable	$15,559	$9,870
Accrued gross-to-net adjustments	11,341	2,179
Accrued marketing related expenses	6,374	1,855
Accrued compensation	4,306	2,293
Accrued inventory	539	4,255
Other	6,145	2,389
Total	$44,264	$22,841

7. Intangible assets, net

As described in Note 10 – In-Licensing and Supply, under the Aegis Agreement the Company capitalized a $2.5 million milestone payment in August 2024 and a $5.0 million milestone payment in September 2024. Capitalized milestone payments are amortized on a straight-line basis over the estimated life of the intellectual property of 14.5 years, beginning from the first commercial sale of neffy in September 2024.

As described in Note 8 – Collaboration and Out-Licensing, under the Recordati Termination Agreement the Company capitalized the achievement of a €5.0 million ($5.9 million in U.S. dollars) milestone in June 2025. Capitalized milestone payments are amortized on a straight-line basis over the estimated life of the intellectual property of 13.5 years, beginning from the first commercial sale of EURneffy in June 2025.

Intangible assets, net, all of which are finite-lived, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Capitalized milestone payments	$13,360	$7,500
Less accumulated depreciation	(388)	(129)
Total	$12,972	$7,371

The amortization expense for the three and six months ended June 30, 2025 was $0.1 million and $0.3 million, respectively. No intangible assets were held as of June 30, 2024, and there was no amortization expense recognized for the three and six months ended June 30, 2024.

As of June 30, 2025, estimated future amortization expense for capitalized intangible assets for the next five years is as follows (in thousands):

Year Ended December 31,	Amount
2025 (remaining six months)	$476
2026	517
2027	517
2028	517
2029	517
Total	$2,544

8. Collaboration, Out-Licensing and Related Agreements

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

Licenses of Intellectual Property. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, revenue is recognized from non-refundable, upfront payments allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. If the license is subject to repurchase by the Company, at its option, control of the license is not considered transferred to the customer, and in such case, the Company would account for the proceeds allocated to such license as either a financing obligation or a lease in accordance with ASC 606. Future amounts received related to the license which is subject to the Company’s repurchase, such as royalties or milestone payments, would be accounted for as additional financing proceeds and would increase the financing obligation on the Company’s condensed consolidated balance sheet. The Company would record such financing obligation as revenue when the right to repurchase has lapsed or was exercised.

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

Clinical and Commercial Supply. Arrangements that include a promise for the future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered customer options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. Revenue from product sales to the Company’s collaboration partners is recognized at the point in time that the collaboration partner obtains control, which is typically based upon the terms of delivery of the product.

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

Alfresa Agreement

In March 2020, the Company signed a Letter of Intent (“LOI”) with Alfresa Pharma Corporation (“Alfresa”) for the right to negotiate a definitive agreement for the exclusive license and sublicensable right to develop, register, import, manufacture and commercialize neffy in Japan in exchange for an upfront payment of $2.0 million. In April 2020, the Company entered into a Collaboration and License Agreement for the rights pursuant to the LOI. Under the agreement, the Company delivered a license to neffy technology, completed a required clinical study, and remains obligated to use commercially reasonable efforts to develop and commercialize neffy in Japan. The parties agreed to share the cost of any additional clinical studies required for approval of neffy in Japan. Alfresa is solely responsible for regulatory and commercialization activities and may elect to assume responsibility for manufacturing and supplying drug product for commercial use in Japan. Either party may terminate the agreement for certain breaches of the agreement. Unless terminated earlier by either or both parties, the term of the agreement will continue until the later of (i) expiration of the last-to-expire patent in Japan; or (ii) 10 years after the first commercial sale of neffy in Japan.

In addition to the $2.0 million received under the LOI, the Company was initially eligible to receive up to $13.0 million in milestone payments upon achievement of certain clinical and regulatory milestones. Further, the Company is eligible to receive a negotiable transfer price expected to be in the low double-digit percentage on net sales subject to the regulatory approval to commercialize neffy in Japan.

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

In July 2020, the Company earned a $5.0 million milestone payment upon the completion of a clinical milestone in Japan. In November 2024, the Company earned a $6.0 million milestone payment upon the completion of a regulatory milestone in Japan. Of the $13.0 million in milestone payments that the Company was eligible to earn, $11.0 million in milestone payments has been earned and a final $2.0 million regulatory milestone remains. For the three and six months ended June 30, 2025 and 2024, the Company recognized no revenue related to the Alfresa Agreement. As of both June 30, 2025 and December 31, 2024, there was no contract liability recorded for the final regulatory milestone.

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

At the commencement of this collaboration, the Company identified the following performance obligations: the license for neffy in the Recordati Territory and the research and development services. The Company determined the initial transaction price to be the $11.8 million upfront payment. Due to the uncertainty in the achievement of all the developmental and commercial milestones, at inception of the contract, the variable consideration associated with future milestone payments was fully constrained and excluded from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. The transaction price was allocated to the performance obligations based on the estimated stand-alone selling price of each performance obligation. In November 2020, the Company earned a regulatory milestone of $6.0 million.

On February 22, 2023, the Company and Recordati entered into a termination agreement (the “Recordati Termination Agreement”), pursuant to which, among other things, the Company and Recordati agreed to terminate the Recordati Agreement. Pursuant to the Recordati Termination Agreement, the Company reacquired all of the Recordati Rights, paid Recordati a one-time upfront payment of €3.0 million ($3.3 million in U.S. dollars), and has agreed to pay additional payments upon achievement of certain milestones including: (i) an EMA regulatory milestone payment of €2.0 million, (ii) a milestone payment of €5.0 million upon first commercial sale of neffy in the Recordati Territory, and (iii) royalty payments of up to €5.0 million in the aggregate from sales of neffy in the Recordati Territory (collectively, the “Recordati Rights”).

The Company determined that the Recordati Rights at the time of entering into the Recordati Termination Agreement had no alternative future use and therefore recorded the €3.0 million upfront payment to Recordati as an in-process research and development (“IPR&D”) expense presented within research and development expense. The Recordati Termination Agreement ended the Company’s performance obligations pursuant to the Recordati Agreement and consequently the existing contract liability of $3.1 million previously received from Recordati was recorded against IPR&D expense presented within research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Accordingly, no revenue has been recognized subsequent to the Recordati Termination Agreement.

In June 2024, the EMA regulatory milestone was met and a €2.0 million ($2.1 million in U.S. dollars) expense was recorded in research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company paid the EMA regulatory milestone to Recordati in July 2024. In June 2025, the first commercial sale milestone was met for the first commercial sale of neffy in the Recordati Territory. As a result, the Company capitalized the €5.0 million ($5.9 million in U.S. dollars) milestone for the first commercial sale of neffy in the Recordati Territory to intangible assets in the accompanying condensed consolidated balance sheets. The Company paid the first commercial sale milestone to Recordati in July 2025. The intangible assets will be amortized through the cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the estimated life of the intellectual property of 13.5 years.

For each of the three and six months ended June 30, 2025, the Company recognized $0.1 million in royalty expense from the sale of neffy in the Recordati Territory as cost of goods sold in the accompanying consolidated statements of operations and comprehensive loss.

Pediatrix Agreement

In March 2021, the Company entered into a Collaboration and Distribution Agreement with Pediatrix Therapeutics, Inc. (“Pediatrix”) for the exclusive license and sublicensable right to develop, import, manufacture or have manufactured commercial product, file and hold regulatory approvals and commercialize neffy in the People’s Republic of China, Taiwan, Macau, and Hong Kong (the “Pediatrix Territory”). Under the agreement, Pediatrix is responsible, at its sole cost and expense, for all ongoing development work that is necessary for or otherwise supports regulatory approval in the Pediatrix Territory, including all clinical trials, and activities related to post-approval commitments and commercialization tests. In addition, Pediatrix is responsible for commercialization activities and may elect to assume responsibility for manufacturing and supplying drug product for commercial use. The Company is responsible for the manufacturing of product for clinical studies as well as commercial supply, all at a negotiated transfer price. Either party may terminate the agreement for certain breaches of the agreement. Unless terminated earlier by either or both parties, the term of the agreement will continue until the later of (i) expiration of the last-to-expire patent in the Pediatrix Territory, (ii) the expiration of all regulatory exclusivities that cover neffy in the Pediatrix Territory, or (iii) 10 years after the first commercial sale of neffy in the Pediatrix Territory.

Under the terms of the agreement, the Company received an upfront payment of $3.0 million. In addition, the Company is eligible to receive up to $84.0 million in milestone payments upon achievement of certain regulatory and commercial sales milestones. The next eligible milestone is a $4.0 million regulatory milestone. Subject to regulatory approval, the Company will earn tiered royalties in the low double-digits on annual net sales in the region and will receive a per unit supply price for the sale of commercial supply to Pediatrix.

At the commencement of this collaboration, the Company identified performance obligations related to the delivery of the license for neffy in the Pediatrix Territory and manufacturing of product for clinical studies and commercial supply. The Company concluded that the license was distinct from potential supply obligation. The supply provisions are effectively options granted to Pediatrix to purchase future goods and did not contain a material right. The Company determined the initial transaction price to be the $3.0 million upfront payment. Due to the uncertainty in the achievement of all the developmental and commercial milestones, the variable consideration associated with these future milestone payments has been fully constrained and is excluded from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be reassessed at each reporting period. The Company recognized revenue of the full $3.0 million during the year ended December 31, 2021.

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

Under the terms of the Seqirus Agreement, the Company received an upfront payment of $0.5 million in May 2024. In addition, the Company was eligible to receive up to $4.5 million in milestone payments upon achievement of certain event milestones. Subject to regulatory approval in Australia and New Zealand, the Company will also receive a per unit supply price for the sale of commercial supply to Seqirus.

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

Under the ALK Collaboration Agreement, the Company is obligated to transfer to ALK the existing marketing authorizations for the Products in the ALK Territory. The Company is also required to conduct certain development and regulatory activities for Products in support of obtaining further regulatory approval of Products in the ALK Territory and will transfer such regulatory approvals to ALK. ALK is obligated to use commercially reasonable efforts to obtain and maintain regulatory approval for Products through the European Commission and within specified countries within the ALK Territory. Following such approval for a Product in each indication within specified countries within the ALK Territory, ALK is obligated to use commercially reasonable efforts to commercialize such Product in such indication in such countries and to achieve first commercial sale of a Product in certain countries in accordance with a timeline specified in the ALK Collaboration Agreement.

Under the ALK Collaboration Agreement, ALK made a $145.0 million upfront payment to the Company in November 2024, and the Company earned $5.0 million for the first commercial sale of EURneffy in the ALK Territory in June 2025. The Company is eligible to receive additional outstanding regulatory milestone payments of up to $15.0 million and sales-based milestone payments of up to $300.0 million, provided that $55.0 million of such sales-based milestones are contingent upon the Company obtaining regulatory approval for the Product in Canada by a specified time. The Company is entitled to receive tiered royalty payments on net sales in the mid- to high-teens, subject to certain standard reductions and offsets. Royalties will be payable, on a Product-by-Product and country-by-country basis, until the latest of the expiration of the licensed patents covering such Product in such country, 15 years from the first commercial sale of such Product in such country, or expiration of regulatory exclusivity for such Product in such country.

The contract will expire upon the expiration of the last-to-expire royalty term for all Products in the ALK Territory, unless terminated earlier. Either the Company or ALK may terminate the ALK Collaboration Agreement in the case of the other party’s insolvency or in the event of an uncured material breach of the other party, except that the Company may not terminate the ALK Collaboration Agreement for ALK’s material breach of its commercial diligence obligations. ALK may terminate the ALK Collaboration Agreement for convenience upon 12 months’ prior written notice or for a safety or regulatory concern. The Company may terminate the ALK Collaboration Agreement in the event ALK makes certain challenges to certain of the Company’s patents. Prior to a change of control and outside of a set period of time after which the Company commences change of control negotiations, the Company may terminate the ALK Collaboration Agreement with respect to all countries in the European Economic Area (“EEA”) upon prior written notice to ALK and payment of a termination fee that is the higher of an agreed mid-nine digit amount and the fair market value of the Products business in the EEA at the time of such termination (the “Repurchase Option”). The Company may also terminate the ALK Collaboration Agreement if ALK commercializes a non-injectable epinephrine product or manufactures such a product in the United States.

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

The Company determined that the non-refundable upfront payment of $145.0 million is the estimated transaction price at contract inception. The outstanding regulatory milestone payments (totaling $15.0 million) were fully constrained at contract inception and as of June 30, 2025 as a result of the uncertainty of whether any of the milestones will be achieved. In making the assessment of the constraint utilizing the most likely amount method, the Company considered the stage of development, and the risks associated with the remaining development required to achieve the milestones, as well as whether the achievement of the milestone is outside the control of the Company or ALK. The Company determined that the commercial milestone ($5.0 million) and the sales-based milestones and royalties will be recognized on the later of when the related sales occur or when control of the associated license has been transferred, as the Company determined that such sales-based consideration relates predominantly to the licenses granted to ALK. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and will include regulatory milestones in the transaction price if it is probable that a significant revenue reversal will not occur in future periods.

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

The development and regulatory services performance obligations under the ALK Collaboration Agreement each represent a separate performance obligation. The development and regulatory services, which are transferred to the customer over time, were provided to ALK from inception of the agreement and are expected to continue through 2028. Revenue related to the development and regulatory services performance obligations was initially recorded as contract liability and is being recognized as services are performed based on the costs incurred through the end of each reporting period, as a percentage of the estimated total costs to be incurred for these performance obligations. In November 2024, the Company recognized $0.5 million of revenue related to the development and regulatory services performance obligations. For the three and six months ended June 30, 2025, the Company recognized less than $0.1 million and $0.2 million of revenue related to the development and regulatory services performance obligations, respectively, which is recorded as revenue under collaboration agreements in the accompanying condensed consolidated statement of operations and comprehensive loss. As of June 30, 2025, the accompanying consolidated balance sheet includes a contract liability of $0.7 million classified as current and $1.1 million classified as noncurrent associated with these performance obligations and based on the expected period of performance for the development and regulatory services.

In June 2025, ALK completed the first commercial sale of EURneffy in the ALK Territory, and the Company began generating revenue from product sales to ALK, earned royalties from the use of the EEA License, and also earned the $5.0 million commercial milestone. Of the $5.0 million commercial milestone, $2.6 million was recognized as revenue under collaboration agreements for the three and six months ended June 30, 2025 in the accompanying condensed consolidated statement of operations and comprehensive loss. The remaining $2.4 million was allocated to the EEA license and recognized as an increase to the financing liability, along with $0.1 million related to royalties earned in the EEA.

As of June 30, 2025, the Company had accounts receivable and contract liability balances of $5.5 million and $1.8 million, respectively, associated with the ALK Collaboration Agreement.

ALK Contract Liability

A reconciliation of the contract liability from the ALK Collaboration Agreement is as follows (in thousands):

Balance at December 31, 2024	$2,089
Revenue recognized under the ALK Collaboration Agreement	(240)
Balance at June 30, 2025	$1,849

ALK Financing Liability

A reconciliation of the financing liability from the ALK Collaboration Agreement is as follows (in thousands):

Balance at December 31, 2024	$69,383
Commercial milestone allocated to the EEA License	2,435
Sales-based royalties earned in the EEA	141
Balance at June 30, 2025	$71,959

ALK Co-Promotion Agreement

In May 2025, the Company and ALK-Abelló, Inc. (“ALK U.S.”, an affiliate of ALK) entered into a co-promotion agreement (the “ALK Co-Promotion Agreement”) to co-promote neffy to up to 9,000 specified pediatricians and other prescribers in the U.S. Accordingly, the Company granted ALK U.S. a non-exclusive, royalty-free license to use the neffy trademarks and copyrights and the ARS house marks in the U.S. solely in connection with promoting neffy pursuant to the terms of the ALK Co-Promotion Agreement.

Under the ALK Co-Promotion Agreement, ALK U.S. was obligated to start its promotion activities in May 2025 and meet specified ramp-up milestones and minimum detail requirements, using sales representatives that meet specific qualifications. In addition, during the term of the ALK Co-Promotion Agreement and for 180 days thereafter, ALK U.S. will not market, sell or manufacture any injection product containing epinephrine in the U.S.

The Company is the principal of all sales transactions of neffy in the U.S. and, subject to the terms of the ALK Co-Promotion Agreement, continues to have sole responsibility for all U.S. commercialization activities, including marketing, medical affairs, market access, production, distribution, pharmacovigilance, quality and safety.

The Company will pay ALK U.S. a base fee to compensate ALK U.S. for its promotion activities. Payments to ALK U.S. for the services performed during the first year of the arrangement will be deferred and paid in the second year of the arrangement. In addition to the base fee, ALK U.S. will be eligible to receive performance-based bonus payments from the Company starting in the second year of the arrangement equal to 30% of the portion of neffy net sales generated from the ALK U.S.-targeted prescribers in excess of a specified initial market share threshold in year two or a 50% market share threshold during years three and four of the arrangement.

The ALK Co-Promotion Agreement expires on the fourth anniversary of the commencement of promotion activities thereunder. Either party may terminate the ALK Co-Promotion Agreement in the event of an uncured material breach of the other party or for either party’s change of control. The Company may terminate the ALK Co-Promotion Agreement in the case of ALK U.S.’s insolvency, if ALK U.S. fails to meet specified ramp-up timelines, or if ALK U.S. markets, sells or commercializes any non-injection product containing epinephrine in the U.S. After the first six months, the Company may terminate the ALK Co-Promotion Agreement if minimum detail requirements are not met for a consecutive three-month period. After the first year, the Company may terminate the ALK Co-Promotion agreement for any reason or no reason for a fee (as described below). After the first year, ALK U.S. may terminate the ALK Co-Promotion Agreement for any reason or no reason, and the Company may terminate the agreement in the event ALK U.S. restructures its sales force.

Upon termination of the ALK Co-Promotion Agreement by the Company for convenience, so long as ALK U.S. has met specified performance thresholds during the term, the Company is obligated to pay ALK U.S. a specified mid-to-low double-digit percentage of the portion of neffy net sales generated from the ALK U.S.-targeted prescribers in excess of a specified mid-quartile market share threshold that increases over time up to 50% for a specified period after termination, which period decreases in duration the later that the termination occurs. Upon termination of the ALK Co-Promotion Agreement by the Company in connection with a change of control of the Company, the Company is obligated to pay ALK U.S. a one-time mid-seven digit to low eight-digit termination fee in an amount that increases the later that the termination occurs.

The Company evaluated the terms of the ALK Co-Promotion Agreement and determined that it is a vendor arrangement with ALK U.S. During the three and six months ended June 30, 2025, the Company has recognized $1.4 million in ALK-related selling, general, and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss, and the corresponding liability was recorded in other accrued liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2025.

9. Commitments and Contingencies

Leases

In October 2021, the Company entered into a 38-month noncancelable office space lease for its current headquarters location in San Diego, California. Under the terms of the agreement, there is no option to extend the lease, and the Company is subject to additional charges for common area maintenance and other costs. Monthly rental payments due under the lease commenced on December 6, 2021 and escalate through the lease term. The Company prepaid the first month’s rent upon execution of the lease, and the lease agreement provided full rent abatement for the second and third months of the rental term. As there was not an implicit rate within the lease, the discount rate was determined by using a set of peer companies incremental borrowing rates.

In January 2025, the Company entered into a lease amendment to its headquarters location lease (the “Headquarters Amendment”), pursuant to which the Company will relocate to a new office space located in the same building. In May 2025, the Company took possession of the new office space upon substantial completion of the landlord’s work. As of June 30, 2025, the remaining lease term of the new office space is 36 months. Monthly lease payments increased when the Company took possession of the new office space and will escalate through the lease term, resulting in an annualized payment of $0.6 million. The Company remains subject to additional charges for common area maintenance and other costs. The Company has one option to extend the lease for an additional term of three years, and the monthly payment amounts would be determined by the landlord at the then-prevailing rate.

Upon entering into the Headquarters Amendment, the Company remeasured the right-of-use asset and lease liability pertaining to its current headquarters, and as a result recorded an additional $0.1 million to both its right-of-use asset and lease liability on its condensed consolidated balance sheet. Upon possession of the new office space, the Company recognized a right-of-use asset and lease liability of $1.6 million on its condensed consolidated balance sheet. As there was not an implicit rate within the lease amendment, a discount rate of 8% was determined using a set of peer companies’ incremental borrowing rates.

The following table summarizes supplemental lease information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease expense(1)	$159	$57	$219	$113
Cash paid for leases	$63	$61	$126	$122

______________

(1) Variable lease costs in each of the three and six months ended June 30, 2025 and 2024 were immaterial.

As of June 30, 2025, future minimum non-cancelable operating lease payments are as follows (in thousands):

Year Ended December 31,	Amount
2025 (remaining six months)	$310
2026	609
2027	627
2028	318
Total lease payments	1,864
Less imputed interest	(203)
Lease liability	1,661
Less lease liability, current portion	589
Lease liability, net of current portion	$1,072

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

On March 25, 2025, Aptargroup, Inc. and Aptar France SAS (collectively, “Aptar”) filed a suit against ARS Pharmaceuticals, Inc. and ARS Pharmaceuticals Operations, Inc. in the United States District Court for the Southern District of New York. Aptar alleges the Company violated the Defend Trade Secrets Act (18 USC § 1836), misappropriated trade secrets under New York state law, and committed various breaches of contract. The complaint was served to the Company, and the Company filed a motion to dismiss on June 12, 2025. Aptar subsequently filed opposition to the motion to dismiss on July 28, 2025. The Company intends to vigorously defend itself in this matter.

Regardless of the outcome, involvement in legal proceedings may have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company cannot predict the outcome of these suits, and failure by the Company to obtain favorable resolutions could have a material adverse effect on its business, results of operations, and financial condition. The Company’s chances of success on the merits of these suits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of June 30, 2025.

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

The total amount of unconditional purchase obligations related to the supply of raw materials is $57.6 million as of June 30, 2025. Payment obligations by year are as follows: 2025 ($0.9 million), 2026 ($10.5 million), 2027 ($11.8 million), 2028 ($13.8 million), and $2.9 million per year thereafter through 2035. During the three and six months ended June 30, 2025, the Company made $3.0 million and $7.3 million in payments under these agreements, respectively. No payments were made under these agreements during the three and six months ended June 30, 2024.

The total amount of commitments related to the ALK Co-Promotion Agreement is $26.8 million as of June 30, 2025. Payment obligations by year are as follows: 2025 ($0), 2026 ($4.4 million), 2027 ($14.2 million), 2028 ($4.6 million), and 2029 ($3.6 million). No payments were made under this agreement during the three and six months ended June 30, 2025 and 2024.

The total amount of commitments related to a corporate sponsorship agreement with Food Allergy Research and Education, Inc. is $10.0 million as of June 30, 2025. Payments by year are as follows: 2025 ($4.0 million), 2026 ($5.0 million) and 2027 ($1.0 million). During the three and six months ended June 30, 2025, the Company made zero and $2.0 million in payments under this agreement, respectively. No payments were made under this agreement during the three and six months ended June 30, 2024.

The total amount of unconditional purchase obligations related to hosted software license subscription fees is $2.5 million as of June 30, 2025. Payments by year are as follows: 2025 ($0.6 million), 2026 ($1.5 million), and 2027 ($0.4 million). During the three and six months ended June 30, 2025, the Company made $0.5 million and $0.8 million in payments under this agreement, respectively. No payments were made under this agreement during the three and six months ended June 30, 2024.

The amounts above do not represent the entire anticipated spend in the future but represent only those items for which the Company is contractually obligated. For this reason, these amounts do not provide an indication of the Company’s expected future cash outflows related to purchases and commitments.

10. In-Licensing and Supply

License Agreement with Aegis

In June 2018, the Company entered into a License Agreement (the “Aegis Agreement”) with Aegis Therapeutics, LLC (“Aegis”), a wholly owned subsidiary of Neurelis, Inc. Under the Aegis Agreement, the Company licensed the exclusive, worldwide, royalty-bearing, sublicensable, rights to certain proprietary Aegis technology, patent rights and know-how to develop and commercialize epinephrine products. The Company utilizes this technology in its sole commercial product, neffy. As consideration for the license, the Company paid an upfront license fee of $50,000, which was recorded in research and development expenses in the condensed consolidated statement of operations.

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

The Company is responsible for reimbursing Aegis for patent costs incurred in connection with prosecuting and maintaining patent rights that are specific to epinephrine or epinephrine products. No expenses were recognized in connection with legal patent fees for each of the three and six months ended June 30, 2025 and 2024.

The Company may terminate the Aegis Agreement with 30 days written notice or either party may terminate the Aegis Agreement for certain breaches of the Aegis Agreement. Unless terminated earlier by either or both parties, the term of the Aegis Agreement will continue until the final expiration of all royalty obligations under the Aegis Agreement.

In conjunction with the Aegis Agreement, the Company also entered into a supply agreement (the “Aegis Supply Agreement”) with Aegis that allows the Company to purchase materials for preclinical, development and commercial use at predetermined prices. The Company may elect to have Aegis supply minimum quantities but there are no minimum or maximum purchase obligations under the Aegis Supply Agreement unless this election is made. The parties may terminate the Aegis Supply Agreement at any time by mutual agreement. In addition, the parties may terminate the Aegis Supply Agreement in the event of certain breaches of the Aegis Supply Agreement or upon the earlier of the expiration or termination of the Aegis Agreement or June 2028. The Aegis Supply Agreement term may be extended by mutual written agreement. Under the Aegis Supply Agreement, no payments were made to Aegis in each of the three and six months ended June 30, 2025 and 2024.

Manufacturing Agreement with Renaissance

In September 2020, the Company entered into a manufacturing agreement with Renaissance Lakewood, LLC (“Renaissance”), which was subsequently amended in July 2023, September 2024, and July 2025 (the “Renaissance Agreement”). Pursuant to the Renaissance Agreement, Renaissance agreed to manufacture for, and provide to the Company, neffy nasal unit dose sprays (“Renaissance Products”). The Company is obligated to provide Renaissance with certain supplies to manufacture the Renaissance Products and to purchase from Renaissance a mid-double-digit percentage of the Company’s annual aggregate Renaissance Product requirements in the EU, and a high double-digit percentage of the Company’s annual aggregate Renaissance Product requirements in the U.S. The Renaissance Agreement contains conventional commercial pharmaceutical manufacturing provisions including certain minimum purchase amounts to be determined in the future based on forecast needs and minimum batch size projections. The Company may also request Renaissance to perform certain services related to the Renaissance Product, for which the Company will pay reasonable compensation to Renaissance.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following:

	June 30, 2025	December 31, 2024
Common stock options granted and outstanding	17,271,990	15,161,180
Restricted stock units granted and outstanding	1,382	2,763
Common stock reserved for future awards or option grants	8,062,484	5,905,773
Common stock reserved for future employee stock purchase plan issuances	2,811,182	2,223,100
Warrants to purchase common stock	45,456	45,456
Total	28,192,494	23,338,272

Equity Offerings

In January 2025, the Company filed an automatic shelf registration statement on Form S-3ASR with the Securities and Exchange Commission which became effective upon filing (the “Shelf Registration Statement”). The Shelf Registration Statement allows the Company, from time to time, to offer and sell any combination of shares of the Company’s common stock and preferred stock, various series of debt securities, and/or warrants to purchase any of such securities, either individually or in combination with other securities, in one or more offerings. The Company simultaneously entered into a Controlled Equity OfferingSM sales agreement (the “Equity Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to offer, sell and issue shares of the Company’s common stock from time to time through Cantor acting as sales agent and up to a maximum aggregate offering price of $200.0 million. As of June 30, 2025, no securities have been sold pursuant to the Shelf Registration Statement or Equity Sales Agreement.

12. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expense	$664	$913	$1,327	$1,824
Selling, general and administrative expense	4,707	2,452	9,342	4,856
Total	$5,371	$3,365	$10,669	$6,680

During the three and six months ended June 30, 2025, $0.3 million and $0.5 million of stock compensation expense was capitalized into inventory, respectively. No stock-based compensation expense was capitalized into inventory during the three and six months ended June 30, 2024.

As of June 30, 2025, the total unrecognized stock-based compensation expense related to outstanding employee options was $53.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.6 years.

As of June 30, 2025 and December 31, 2024, there were 1,382 and 2,763 restricted stock units outstanding, respectively.

Equity Incentive Plans

In September 2018, ARS Pharma adopted the 2018 Equity Incentive Plan. As a result of the Merger, on November 8, 2022 ARS Pharma assumed Silverback’s 2016 and 2020 Equity Incentive Plans, and Employee Stock Purchase Plan (“ESPP”). There were 111,918 shares and 43,679 shares of common stock purchased under the ESPP during the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, 25,737,116 shares were authorized under the 2016 and 2020 Equity Incentive Plans, of which 7,765,139 shares were available for future grant, and 13,033,358 shares were outstanding. As of June 30, 2025, 6,634,333 shares were authorized under the 2018 Equity Incentive Plan, of which 297,345 shares were available for future grant, and 4,240,014 shares were outstanding. The Company does not intend to grant future stock options or other equity awards under the 2016 or 2018 Equity Incentive Plans.

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

A summary of the Company’s stock option activity for the six months ended June 30, 2025 is as follows:

			Weighted-
	Shares	Weighted-	Average	Aggregate
	Subject to	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2024	15,161,180	$6.63
Granted	3,158,150	$11.54
Exercised	(630,187)	$4.07
Forfeited	(417,153)	$11.23
Outstanding at June 30, 2025	17,271,990	$7.51	7.7	$174,541
Exercisable at June 30, 2025	9,540,712	$5.72	6.8	$114,815

The exercisable shares subject to options outstanding at June 30, 2025 in the table above include vested and early exercisable awards. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at June 30, 2025. The aggregate intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 was $5.9 million and $3.4 million, respectively.

The weighted-average grant date fair value per share of option grants for the six months ended June 30, 2025 and 2024 was $8.60 and $4.52, respectively. The total fair value of shares vested during the six months ended June 30, 2025 and 2024 was $12.2 million and $9.9 million, respectively.

The fair value of stock options granted was estimated using a Black-Scholes option-pricing model (“Black-Scholes”) with the following weighted-average assumptions:

	Six Months Ended June 30,
	2025	2024
Expected term (in years)	6.0	6.0
Expected volatility	86.7%	94.0%
Risk-free interest rate	4.3%	4.0%
Expected dividend yield	—	—

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

13. Employee Benefit Plans

In June 2022, the Company adopted a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended, for the Company’s U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the Internal Revenue Service (the “IRS”) annual limits. The Company matches up to 5% of an employee’s pay that they contribute to the plan, subject to IRS limitations. Expenses associated with the Company’s matching contribution totaled $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively. Expenses associated with the Company’s matching contribution totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.

14. Related-Party Transactions

In September 2015, the Company entered into a consulting agreement, superseded in July 2022, for regulatory and development services with Pacific-Link Regulatory Consulting, Inc., an entity owned by the President/Chief Executive Officer/director and his spouse, the Chief Medical Officer of the Company. The Company incurred consulting expenses related to this agreement totaling $0.6 million and $1.3 million for the three and six months ended June 30, 2025, respectively, and $0.5 million and $1.3 million for the three and six months ended June 30, 2024, respectively.

In September 2018, the Company entered into a consulting agreement with Marlinspike Group, LLC (“Marlinspike Group”) to provide management, business consulting services and business development support. The managing member of Marlinspike Group is the Chair of the Board of Directors of the Company and one of its stockholders. The Company incurred expenses related to this agreement of $0.1 million for each of the three and six months ended June 30, 2025 and 2024.

In April 2021, the Company entered into a consulting agreement, as amended in April 2022, with a member of the Board of Directors of the Company for general advice and assistance with the development of neffy and any future product candidates. As compensation for the consulting services the Company granted the member of the Board of Directors 590,950 stock options that vest over a four-year period. The Company incurred less than $0.1 million in stock-based compensation expense related to this agreement in each of the three and six months ended June 30, 2025 and 2024.

As described in Note 10 – In-Licensing and Supply, the Company is required to make milestone payments to Aegis upon achievement of certain regulatory and commercial milestones, and royalty payments to Aegis based on net product sales of neffy. In November 2024, OrbiMed entered into an agreement with Aegis to purchase the rights, royalty interests, and related sales milestone payments on net product sales of neffy. A member of the Company’s Board of Directors is a General Partner at OrbiMed. The Company incurred $0.9 million and $1.4 million in royalty expense payable to OrbiMed during the three and six months ended June 30, 2025, respectively.

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

Segment reporting for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$12,800	$—	$20,563	$—
Revenue under collaboration agreements	2,594	500	2,804	500
Revenue under supply agreements	323	—	323	—
Total revenue	15,717	500	23,690	500
Segment operating expenses:
Cost of goods sold	4,984	—	6,078	—
Clinical	1,250	1,226	2,454	4,042
Development	2,151	2,591	3,252	4,099
Medical affairs	1,073	421	2,018	754
Sales and marketing	40,925	2,694	67,682	4,145
General and administrative	7,118	5,505	15,837	9,195
Stock-based compensation	5,371	3,365	10,669	6,680
Other	459	38	491	117
Total segment operating expenses	63,331	15,840	108,481	29,032
Loss from operations	(47,614)	(15,340)	(84,791)	(28,532)
Other income, net	2,731	2,824	5,968	5,724
Net loss	$(44,883)	$(12,516)	$(78,823)	$(22,808)

16. Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations, and cash flows. As of the date of these financial statements, the Company has not completed its assessment, and therefore no adjustments have been made.

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

Overview

We are a biopharmaceutical company focused on the commercialization and development of neffy (currently identified in the European Union (“EU”) by the tradename EURneffy) for the needle-free intranasal delivery of epinephrine for the emergency treatment of Type I allergic reactions, including anaphylaxis. neffy is the first and only U.S. Food and Drug Administration (“FDA”) and European Commission-approved needle-free epinephrine product, and the first new delivery method for epinephrine in more than 35 years. neffy is a proprietary composition of epinephrine with an innovative absorption enhancer called Intravail, which allows neffy to safely provide intranasal delivery of epinephrine at a low dose within the exposures of approved injectable products across a range of dosing conditions (including repeat dosing and allergen challenge). We believe the market opportunity for neffy in the United States alone is significant. At the current list price for a two-pack of neffy and our target total gross-to-net yield, the estimated 6.5 million patients currently prescribed an epinephrine autoinjector in the United States represents an initial addressable market opportunity of approximately $3 billion in annual net sales, while the remaining 13.5 million diagnosed patients that have not been prescribed an epinephrine product represent an additional addressable market opportunity of approximately $7 billion in annual net sales.

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

On August 9, 2024, the FDA approved neffy 2 mg for the emergency treatment of Type I allergic reactions, including anaphylaxis, in adults and children who weigh 30 kg or greater. As a result, we initiated commercial launch of neffy 2 mg in the United States, with product becoming available for shipment on September 23, 2024. This commercialization effort currently includes a direct sales force of approximately 108 individuals targeting high-volume epinephrine prescribers that is supported by branded direct-to-consumer marketing, disease awareness campaigns with advocacy groups and non-personal promotion including continuing medical education programs in collaboration with allergist societies, speaker bureaus, peer-to-peer programs and participation in regional and national medical conferences. On March 5, 2025, the FDA approved neffy 1 mg for the emergency treatment of Type I allergic reactions, including anaphylaxis, in patients who are four years of age and older and weigh 15 kg to less than 30 kg. As a result, we initiated commercial launch of neffy 1 mg in the United States, with product becoming available on May 7, 2025.

neffy U.S. Commercial Launch Initiated in September 2024

Our launch strategy for neffy in the United States involves direct outreach to high-volume prescribers of epinephrine accounting for approximately 55% of prescriptions in the last year through an efficient sales force. As of June 30, 2025, our sales force is comprised of approximately 108 ARS Pharma employees, who serve as sales reps, area sales managers, and national sales directors that began field operations as early as October 2024, as well as 10 virtual sales reps, and approximately 60 sales reps via our co-promotion partner, ALK-Abelló, Inc. (“ALK U.S.”, an affiliate of ALK-Abelló A/S (“ALK”)), who began field operations in early June 2025 and will target up to 9,000 specified pediatricians and other prescribers in the U.S. Our launch strategy is also supported by: active participation since November 2024 of approximately 2,800 healthcare professionals in our neffy experience program that allows healthcare professionals to use neffy firsthand as rescue therapy for anaphylaxis during in-clinic allergen challenge; extensive non-personal promotion including continuing medical education programs in collaboration with allergist societies, speaker bureaus, peer-to-peer programs and participation in regional and national medical conferences; engagement and contracting with payors to obtain timely coverage with favorable gross-to-net discounting; our neffyconnect program that provides support to physicians and patients including our $25 co-pay savings card, $199 cash price and patient assistance programs; a telemedicine service to conveniently obtain a prescription online; partnerships with patient advocacy organizations including disease awareness campaigns in 2025; and multi-channel branded direct to consumer advertising including connected television, linear television, point of care, endemic and programmatic display, social media, and paid search that initiated on May 15, 2025. We also initiated a U.S. post-marketing registry-based study for neffy for the treatment of anaphylaxis in oral food challenge or allergen immunotherapy clinics in the second quarter of 2025.

On August 22, 2024, the EC granted marketing authorization in the EU for EURneffy (the trade name for neffy 2 mg in the EU), for the emergency treatment of allergic reactions (anaphylaxis), in adults and children who weigh 30 kg or greater. The 1 mg dose of EURneffy for children who weigh 15 to 30 kg is currently under review by the European Medicines Agency (“EMA”), and a regulatory decision is expected in the first half of 2026. Through our collaboration with ALK (discussed below), EURneffy was launched in Germany in June 2025. We received approval of EURneffy in the United Kingdom (“U.K.”) in July 2025 for the emergency treatment of allergic reactions (anaphylaxis), in adults and children who weigh 30 kg or greater, and commercial launch in the U.K. is expected late in the second half of 2025. Regulatory review of neffy is ongoing in Canada, China, Japan, and Australia with filings submitted by our partners, or by ARS Pharma on behalf of our partners, during the fourth quarter of 2024. neffy has been approved or is under regulatory review in countries representing approximately 98% of the current global epinephrine autoinjector sales. Regulatory decisions are anticipated by year-end 2025 in Japan, Canada and Australia, with commercial rollouts planned for the first half of 2026. A regulatory decision is also anticipated in the first half of 2026 in China.

We reported positive topline results demonstrating statistically significant and clinically meaningful improvements in treatment-refractory chronic urticaria patients at the American Academy of Allergy and Immunology medical conference in February 2024. In the second quarter of 2025, we initiated a Phase 2b randomized, placebo-controlled outpatient clinical trial involving chronic spontaneous urticaria patients, on chronic treatment regimens, who still experience flares or exacerbations. Topline data from this clinical trial is anticipated in the first half of 2026, followed by the potential initiation of a single pivotal efficacy study in 2026.

Since our inception in 2015 as ARS Pharmaceuticals, Inc., we have devoted substantially all of our efforts to developing intellectual property, conducting product development and clinical trials, organizing and staffing, business planning, raising capital, building infrastructure, pre-commercial and commercial activities, and providing general and administrative support for these operations. We began commercial operations in September 2024 and therefore have had limited net product sales. We have funded our operations primarily with proceeds from the Merger (see Note 1 – Nature of Business to the notes to the condensed consolidated financial statements included in this report), private placement of convertible preferred stock, issuance of common stock, licensing, supply and distribution arrangements with our commercialization partners, bank debt, and limited net product sales. As of June 30, 2025, we had cash, cash equivalents, and short-term investments of $240.1 million.

We have incurred net losses from operations in most years since our inception. Our net loss from operations for the six months ended June 30, 2025 and 2024 was $47.6 million and $15.3 million, respectively. As of June 30, 2025, we had an accumulated deficit of $202.1 million. Until we consistently generate positive net income, if ever, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other development activities, the cost for regulatory filings, expenses for commercial activities to establish, maintain and enhance sales, marketing and distribution capabilities for neffy, the timing and volume of our product sales, and our ability to earn potential regulatory and commercial milestones under our license and collaboration arrangements.

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

Under the ALK Collaboration Agreement, we are obligated to transfer to ALK the existing marketing authorizations for the Products in the ALK Territory. We are also required to conduct certain development and regulatory activities for Products in support of obtaining further regulatory approval of Products in the ALK Territory, and will transfer such regulatory approvals to ALK. ALK is obligated to use commercially reasonable efforts to obtain and maintain regulatory approval for Products through the European Commission and within specified countries within the ALK Territory. Following such approval for a Product in each indication within specified countries within the ALK Territory, ALK is obligated to use commercially reasonable efforts to commercialize such Product in such indication in such countries and to achieve first commercial sale of a Product in certain countries in accordance with a timeline specified in the ALK Collaboration Agreement.

Under the ALK Collaboration Agreement, ALK made an upfront payment to us of $145.0 million in November 2024, and we earned $5.0 million for the first commercial sale of EURneffy in the ALK Territory in June 2025. We are eligible to receive additional outstanding regulatory and commercialization milestone payments of up to $15.0 million and sales-based milestone payments of up to $300.0 million, provided that $55.0 million of such sales-based milestones are contingent upon us obtaining regulatory approval for the Product in Canada by a specified time. We are entitled to receive tiered royalty payments on net sales in the mid- to high-teens, subject to certain standard reductions and offsets. Royalties will be payable, on a Product-by-Product and country-by-country basis, until the latest of the expiration of the licensed patents covering such Product in such country, 15 years from the first commercial sale of such Product in such country, or expiration of regulatory exclusivity for such Product in such country.

The contract will expire upon the expiration of the last-to-expire royalty term for all Products in the ALK Territory, unless terminated earlier. Either we or ALK may terminate the ALK Collaboration Agreement in the case of the other party’s insolvency or in the event of an uncured material breach of the other party, except that we may not terminate the ALK Collaboration Agreement for ALK’s material breach of its commercial diligence obligations. ALK may terminate the ALK Collaboration Agreement for convenience upon 12 months’ prior written notice or for a safety or regulatory concern. We may terminate the ALK Collaboration Agreement in the event ALK makes certain challenges to certain of our patents. Prior to a change of control and outside of a set period of time after which we commence change of control negotiations, we may terminate the ALK Collaboration Agreement with respect to all countries in the European Economic Area (“EEA”) upon prior written notice to ALK and payment of a termination fee that is the higher of an agreed mid-nine digit amount and the fair market value of the Products business in the EEA at the time of such termination. Except with respect to ALK’s activities pursuant to and in accordance with the ALK Co-Promotion Agreement (as defined below), we may also terminate the ALK Collaboration Agreement if ALK commercializes a non-injectable epinephrine product or manufactures such a product in the United States.

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

Under the ALK Co-Promotion Agreement, ALK U.S. was obligated to start its promotion activities in May 2025 and meet specified ramp-up milestones and minimum detail requirements, using sales representatives that meet specific qualifications. In addition, during the term of the ALK Co-Promotion Agreement and for 180 days thereafter, ALK U.S. will not market, sell or manufacture any injection product containing epinephrine in the U.S.

We record all sales of neffy in the U.S. and, subject to the terms of the ALK Co-Promotion Agreement, continue to have sole responsibility for all U.S. commercialization activities, including marketing, medical affairs, market access, production, distribution, pharmacovigilance, quality and safety.

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

Cost of Goods Sold

Cost of goods sold consists primarily of direct and indirect costs related to the manufacture of neffy for commercial sale, including salaries and related expenses for personnel, stock-based compensation, third-party manufacturing costs, raw material and component costs, excess or obsolete inventory adjustment charges, inventory write offs, packaging services, freight, storage costs, distribution fees, amortization of capitalized in-licensed costs, and royalties on product sales. Prior to the FDA approval of neffy in August 2024, costs incurred for the manufacture of neffy were recorded as research and development expenses, which resulted in zero-cost inventory. As a result, the cost of goods sold related to neffy will initially reflect a lower average per unit cost of materials, as previously expensed zero-cost inventory is utilized for commercial production and sold to customers. We expect the cost of goods sold for neffy to increase in relation to product revenues as we deplete this inventory. As of June 30, 2025, we had $9.8 million in zero-cost inventory remaining and based on our current forecast, we expect zero-cost inventory to be depleted by mid-2026.

The Company periodically evaluates zero-cost inventory for obsolescence. This evaluation considers the shelf life of raw materials, work in process, and finished goods as well as estimated sales trends. As of June 30, 2025, no zero-cost inventory was determined to be obsolete.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Revenue:
Product revenue, net	$12,800	$—	$12,800	*
Revenue under collaboration agreements	2,594	500	2,094	*
Revenue under supply agreements	323	—	323	*
Total revenue	15,717	500	15,217	*
Operating expenses:
Cost of goods sold	4,984	—	4,984	*
Research and development(1)	4,035	6,896	(2,861)	(41%)
Selling, general and administrative(1)	54,312	8,944	45,368	*
Total operating expenses	63,331	15,840	47,491	*
Loss from operations	(47,614)	(15,340)	(32,274)	*
Other income, net	2,731	2,824	(93)	(3%)
Net loss	$(44,883)	$(12,516)	(32,367)	*
Change in unrealized gains and losses on available-for-sale securities	(118)	(21)	(97)	*
Comprehensive loss	$(45,001)	$(12,537)	$(32,464)	*

______________

* Not meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Research and development	$664	$913
Selling, general and administrative	4,707	2,452
Total	$5,371	$3,365

Revenues. Revenue for the three months ended June 30, 2025 was $15.7 million, as compared to $0.5 million for the three months ended June 30, 2024. Revenue for the three months ended June 30, 2025 includes $12.8 million in net product revenues for sales of neffy, $2.6 million in revenue for the achievement of the milestone for the first commercial sale of EURneffy and for the performance of development and regulatory services performance obligations under the ALK Collaboration Agreement, and $0.3 million in revenue under supply agreements. Revenue for the three months ended June 30, 2024 includes the recognition of revenue for the delivery of the license for neffy in the Seqirus Territory in combination with the transfer of know-how under our license and distribution agreement with Seqirus.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2025 was $5.0 million, as compared to zero for the three months ended June 30, 2024. Prior to August 2024, costs incurred to manufacture neffy were recorded as research and development expenses, and product sales subsequent to August 2024 primarily utilized zero-cost inventory. Cost of goods sold consisted primarily of product costs, the establishment of an inventory reserve, and royalties.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2025 was $4.0 million, as compared to $6.9 million for the three months ended June 30, 2024. The decrease of $2.9 million was primarily due to decreases in in-process research and development (“IPR&D”) expense of $2.1 million, personnel-related expenses of $0.3 million, stock-based compensation expense of $0.3 million, and other research and development expenses of $0.2 million.

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Clinical and regulatory	$1,647	$1,849
Manufacturing and non-clinical development	2,388	5,047
Total	$4,035	$6,896

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2025 was $54.3 million, as compared to $8.9 million for the three months ended June 30, 2024. The increase of $45.4 million was primarily due to increases in marketing-related expenses of $28.2 million, personnel-related expenses of $9.0 million, stock-based compensation expense of $2.3 million, outside services and consulting fees of $1.8 million, travel and meals expense of $1.3 million incurred by our sales personnel, conference and seminar expense of $1.2 million, legal fees of $0.9 million, audit, tax and valuation fees of $0.3 million, and other general operating costs of $0.4 million.

Other Income, Net. Other income, net for the three months ended June 30, 2025 was $2.7 million, as compared to $2.8 million for the three months ended June 30, 2024. The decrease of $0.1 million was primarily due to a decrease in net accretion of discounts on short-term investments of $0.5 million, partially offset by an increase in interest income of $0.4 million from our cash, cash equivalents, and short-term investments.

Results of Operations

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Six Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Revenue:
Product revenue, net	$20,563	$—	$20,563	*
Revenue under collaboration agreements	2,804	500	2,304	*
Revenue under supply agreements	323	—	323	*
Total revenue	23,690	500	23,190	*
Operating expenses:
Cost of goods sold	6,078	—	6,078	*
Research and development(1)	6,987	12,130	(5,143)	(42%)
Selling, general and administrative(1)	95,416	16,902	78,514	*
Total operating expenses	108,481	29,032	79,449	*
Loss from operations	(84,791)	(28,532)	(56,259)	*
Other income, net	5,968	5,724	244	4%
Net loss	(78,823)	(22,808)	(56,015)	*
Change in unrealized gains and losses on available-for-sale securities	(266)	(194)	(72)	37%
Comprehensive loss	$(79,089)	$(23,002)	$(56,087)	*

_____________

* Not meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Research and development	$1,327	$1,824
Selling, general and administrative	9,342	4,856
Total	$10,669	$6,680

Revenues. Revenue for the six months ended June 30, 2025 was $23.7 million, as compared to $0.5 million for the six months ended June 30, 2024. Revenue for the six months ended June 30, 2025 includes $20.6 million in net product revenues for sales of neffy, $2.8 million in revenue for the achievement of the milestone for the first commercial sale of EURneffy and for the performance of development and regulatory services performance obligations under the ALK Collaboration Agreement, and $0.3 million in revenue under supply agreements. Revenue for the six months ended June 30, 2024 includes the recognition of revenue for the delivery of the license for neffy in the Seqirus Territory in combination with the transfer of know-how under our license and distribution agreement with Seqirus.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2025 was $6.1 million, as compared to zero for the six months ended June 30, 2024. Prior to August 2024, costs incurred to manufacture neffy were recorded as research and development expenses, and product sales subsequent to August 2024 primarily utilized zero-cost inventory. Cost of goods sold consisted primarily of product costs, the establishment of an inventory reserve, and royalties.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2025 was $7.0 million, as compared to $12.1 million for the six months ended June 30, 2024. The decrease of $5.1 million was primarily due to decreases in IPR&D expense of $2.1 million, clinical trial costs of $1.7 million, personnel-related expenses of $0.7 million, stock-based compensation expense of $0.5 million, and other research and development expenses of $0.4 million, partially offset by an increase in outside services of $0.3 million.

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Clinical and regulatory	$3,233	$5,264
Manufacturing and non-clinical development	3,754	6,866
Total	$6,987	$12,130

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2025 was $95.4 million, as compared to $16.9 million for the six months ended June 30, 2024. The increase of $78.5 million was primarily due to increases in marketing-related expenses of $45.7 million, personnel-related expenses of $18.0 million, stock-based compensation expense of $4.5 million, outside services and consulting fees of $2.8 million, travel and meals expense of $2.7 million incurred by our sales personnel, conference and seminar expense of $1.8 million, legal fees of $1.3 million, audit, tax and valuation fees of $1.0 million, and other general operating costs of $0.7 million.

Other Income, Net. Other income, net for the six months ended June 30, 2025 was $6.0 million, as compared to $5.7 million for the six months ended June 30, 2024. The increase of $0.2 million was primarily due to an increase in interest income from our cash, cash equivalents, and short-term investments of $0.7 million, partially offset by a decrease in net accretion of discounts on short-term investments of $0.5 million.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have recognized limited net product sales since the commercial launch of neffy in September 2024. We have funded our operations to date primarily with proceeds from the Merger, private placement of convertible preferred stock, issuance of common stock, licensing, supply and distribution arrangements with our commercialization partners, bank debt, and limited net product sales. As of June 30, 2025, we had cash, cash equivalents, and short-term investments of $240.1 million.

Cash flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash and cash equivalents used in operating activities	$(80,334)	$(13,989)
Net cash and cash equivalents provided by (used in) investing activities	77,635	(21,159)
Net cash and cash equivalents provided by financing activities	3,422	803
Net increase (decrease) in cash and cash equivalents	$723	$(34,345)

Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $80.3 million. This consisted primarily of a net loss of $78.8 million, an increase in our operating assets and operating liabilities of $28.3 million and $16.8 million, respectively, and non-cash charges of $10.0 million. The increase in our operating assets was due to increases in accounts receivable of $14.4 million, inventories of $13.2 million, and prepaid expenses and other assets of $0.7 million. The increase in our operating liabilities was primarily attributable to an increase in accounts payable and accrued expenses of $17.0 million, partially offset by a decrease in contract liability of $0.2 million. The non-cash charges consisted primarily of non-cash stock-based compensation of $10.7 million, establishment of an inventory reserve of $2.2 million, and depreciation and amortization expense of $0.6 million, partially offset by $3.4 million in net accretion of discounts on short-term investments.

During the six months ended June 30, 2024, net cash used in operating activities was $14.0 million. This consisted primarily of a net loss of $22.8 million, an increase in our operating liabilities of $4.4 million, a decrease in our operating assets of $1.6 million, and non-cash charges of $2.8 million. The increase in our operating liabilities was primarily due to an increase in accounts payable and accrued liabilities of $4.4 million. The decrease in our operating assets was primarily due to a decrease in prepaid and other assets of $1.6 million. The non-cash charges consisted of non-cash stock-based compensation of $6.7 million, partially offset by $3.9 million in net accretion of discounts on short-term investments.

Investing Activities

During the six months ended June 30, 2025, the cash and cash equivalents provided by investing activities was $77.6 million. This consisted of maturities of short-term investments of $143.5 million, partially offset by purchases of short-term investments of $65.7 million and purchases of property and equipment of $0.1 million. During the six months ended June 30, 2024, the cash and cash equivalents used in investing activities was $21.2 million. This consisted primarily of purchases of short-term investments of $151.0 million, maturities of short-term investments of $130.0 million, and purchases of property and equipment of $0.1 million.

Financing Activities

During the six months ended June 30, 2025, the $3.4 million of cash and cash equivalents provided by financing activities was attributable to proceeds from stock option exercises and issuance of common stock under the employee stock purchase plan. During the six months ended June 30, 2024, the cash and cash equivalents provided by financing activities was $0.8 million, which consisted of proceeds from stock option exercises and issuance of common stock under the employee stock purchase plan.

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

Material Cash Requirements

The total amount of unconditional purchase obligations related to the supply of raw materials is $57.6 million as of June 30, 2025. Our estimated remaining payment obligations by year are as follows: 2025 ($0.9 million), 2026 ($10.5 million), 2027 ($11.8 million), 2028 ($13.8 million), and $2.9 million per year thereafter through 2035.

The total amount of unconditional purchase obligations related to hosted software license subscription fees is $2.5 million as of June 30, 2025. Our estimated remaining payment obligations by year are as follows: 2025 ($0.6 million), 2026 ($1.5 million), and 2027 ($0.4 million).

In August 2024, we entered into a corporate sponsorship agreement with Food Allergy Research and Education, Inc., which was subsequently amended in May 2025, pursuant to which we have payment obligations of $14.0 million over a 43-month period. Our remaining payment obligations as of June 30, 2025 are $10.0 million. Our estimated remaining payment obligations by year are as follows: 2025 ($4.0 million), 2026 ($5.0 million), and 2027 ($1.0 million).

In June 2018, we entered into a License Agreement (the “Aegis Agreement”) with Aegis Therapeutics, LLC (“Aegis”), a wholly owned subsidiary of Neurelis, Inc. In November 2024, OrbiMed Advisors LLC (“OrbiMed”) entered into an agreement with Aegis, to purchase the rights, royalty interests, and related sales milestone payments on net product sales of neffy. Our remaining payment obligations to OrbiMed under the Aegis Agreement are contingent upon our achievement of certain commercial milestones and have been reduced to $11.0 million as of June 30, 2025. Under the Aegis Agreement, we are also required to make royalty payments to OrbiMed based on a mid-single-digit percentage of net product sales. Future royalty payment amounts are indeterminate since they depend on future revenues, which are uncertain.

In February 2023, we entered into a termination agreement (the “Recordati Termination Agreement”) with Recordati Ireland, Ltd. (“Recordati”) to reacquire the rights to neffy in Europe and certain European Free Trade Association, Russia/the Commonwealth of Independent States, Middle East and African countries (the “Recordati Territory”). Pursuant to which, we are obligated to make milestone payments to Recordati that are contingent upon our achievement of certain regulatory and commercial milestones. Our remaining milestone payment obligations to Recordati have been reduced to €5.0 million (approximately $5.9 million in U.S. dollars) as of June 30, 2025. Under the Recordati Termination Agreement, we are also required to make royalty payments to Recordati of up to €5.0 million (approximately $5.9 million in U.S. dollars) in the aggregate from sales of Recordati Licensed Product(s) in the Recordati Territory. Future royalty payment amounts are indeterminate since they depend on future revenues, which are uncertain.

In May 2025, we entered into the ALK Co-Promotion Agreement with ALK U.S. to co-promote neffy to up to 9,000 specified pediatricians and other prescribers in the U.S. Pursuant to the ALK Co-Promotion Agreement, we will pay ALK U.S. a base fee to compensation ALK U.S. for its promotion activities. Payments for the first year of the partnership will be deferred and paid in the second year of the partnership. The total remaining payment obligations under this agreement are $26.8 million as of June 30, 2025. Our remaining payment obligations by year are as follows: 2025 ($0.0 million), 2026 ($4.4 million), 2027 ($14.2 million), 2028 ($4.6 million), and 2029 ($3.6 million). In addition to the base fee, ALK U.S will be eligible to receive performance-based payments from us. Future performance-based payment amounts are indeterminate since they depend on future revenues, which are uncertain.

We enter into contracts in the normal course of business with third-party contract organizations and vendors for clinical studies, manufacturing and other services and products. These contracts generally provide for termination after a notice period.

As of June 30, 2025, we have not recognized any reserves related to uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.

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

During the six months ended June 30, 2025, there were no material changes to our critical accounting policies or estimates. Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 20, 2025 and Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

However, on June 30, 2025, the aggregate market value of our common stock held by non-affiliates exceeded $700 million, based on the closing price of our common stock on The Nasdaq Stock Global Select Market on such date. As a result, effective December 31, 2025, we will be considered a “large accelerated filer”, as defined in Rule 12b-2 under the Exchange Act. We will be permitted to continue to comply with the scaled disclosures rules applicable to smaller reporting companies until the filing of our quarterly report on Form 10-Q for the quarter ending March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a “smaller reporting company” as defined under Item 10(f)(1) of Regulation S-K of the Securities Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception.*

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have one product approved for commercial sale and have generated only limited revenue from product sales to date, and we will continue to incur significant expenses related to our commercialization activities, clinical development and ongoing operations. As a result, we have incurred significant losses in most periods since our inception. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, pre-commercialization activities, the commercial launch of neffy and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net income was $8.0 million for the year ended December 31, 2024 and our net loss was $54.4 million for the year ended December 31, 2023. Our net loss was $44.9 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $202.1 million. We expect to continue to incur significant losses for the foreseeable future.

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

Changes in tax law could adversely affect our business and financial condition.*

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the U.S. Treasury Department, and state and local taxing authorities. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, legislation informally titled the One Big Beautiful Bill Act and the Inflation Reduction Act of 2022 (“IRA”) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to new and existing legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition, realization of tax assets or results of operations.

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

Since its enactment, there have been amendments and judicial, executive and Congressional challenges to certain aspects of the ACA. For example, on August 16, 2022, the IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, and the healthcare reform measures of the second Trump administration will impact the ACA and our business.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example: (1) directives to reduce agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing “Most-Favored-Nation” pricing for pharmaceutical products; and (5) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. If implemented, a “Most-Favored-Nation” pricing policy that is determined to apply to us and neffy based on a reference to the lowest ex-U.S. list price for our intranasal epinephrine product could significantly reduce the U.S. list price for neffy and likewise reduce our annual market opportunity for neffy in the United States. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process, modify the Medicare Drug Price Negotiation Program, expand the orphan drug exclusion in the IRA, and reduce Medicaid enrollment and funding.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

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

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.*

Patents are of national or regional effect. Although as of July 11, 2025 we co-own or exclusively license eight issued U.S. patents, granted patents in each of Australia, Canada, China, Hong Kong, Israel, Japan, Mexico, Singapore, South Korea, and member states of the European Patent Organization, including the United Kingdom, directed to neffy and its uses, among other things, three pending U.S. non-provisional patent applications, one pending international patent application and over fifteen pending foreign patent applications directed to neffy and its uses, among other things, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These competitor products may compete with our product, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Further, geo-political actions in the United States and in foreign countries (such as, the Russia and Ukraine conflict and the conflict in the Middle East, including U.S. involvement therein; retaliatory measures by foreign countries in response to actions by the U.S., in particular, tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Many foreign countries could impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, on March 14, 2025, Brazil enacted Law No. 15.122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entity’s intellectual property rights. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

We have not received U.S. non-patent marketing exclusivity for neffy, which was approved by the FDA under the 505(b)(2) regulatory pathway. Without non-patent marketing exclusivity for neffy, we may face competition by third parties seeking to market generic versions of neffy as early as our approval by the FDA. Upon approval of neffy by the FDA, we listed 7 patents with claims covering neffy in the Orange Book. An eighth patent with claims covering neffy was subsequently listed in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of neffy or an NDA submitted under the 505(b)(2) regulatory pathway referencing neffy must make one of the following certifications to the FDA concerning the patents listed in the Orange Book for neffy: (a) the patents that are listed have expired; (b) the date on which such patents will expire; or (c) such patents are invalid or will not be infringed upon by the manufacture, use or sale of the generic equivalent version of neffy or the drug product submitted under the 505(b)(2) regulatory pathway referencing neffy. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to us for each patent to which the ANDA or 505(b)(2) application refers. Following receipt of a paragraph IV notice, we may bring a lawsuit for patent infringement against the paragraph IV filer, and we may be entitled to a statutory 30-month stay of approval of the proposed product of the paragraph IV filer. Although we expect to vigorously defend our patents from infringement by third parties, there can be no assurances that we will be successful with respect to such defense or any other legal proceedings which may arise in the ordinary course of our business. Such a failure may have a material impact on our business, our results of operations, and our financial condition in the future.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.*

We have registered and pending trademarks in the United States, as well as in several foreign jurisdictions, including but not limited to the United Kingdom, EU, and Japan. We may not be able to obtain applicable corresponding health regulatory approval to use these trademarks for our product. Our trademarks or trade names may be refused, challenged, infringed, circumvented, declared generic or descriptive, or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. We may not be able to register or use our trademarks in all relevant jurisdictions. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to or appeal those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to register or use, or obtain corresponding health regulatory approval for, a particular trademark in a given jurisdiction, we may need to adopt a different trademark in that territory, which could entail additional costs and diminish our brand equity. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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

We may encounter difficulties in managing our growth, which could disrupt our operations.*

We expanded our organization following FDA approval of neffy in August 2024. Specifically, we increased our sales force and made additional hires in the areas of general and administrative, medical, commercial, sales and marketing, and operations. As a result, our headcount has increased from 23 full-time employees and 5 part-time employees as of July 31, 2024 to 162 full-time employees and 5 part-time employees as of June 30, 2025. We may need to further expand our headcount in the future to support our growth strategy. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of our attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such recent and anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If we are unable to effectively manage our recent and expected growth, our ability to generate revenues or achieve future profitability could be reduced and we may not be able to implement our business strategy, including the successful commercialization of neffy.

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

General Risk Factors

Geo-political conditions may have serious adverse consequences on our business, financial condition and stock price.*

International and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia started a war against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. Additionally, in October 2023, Hamas initiated an attack against Israel, provoking a state of war and which has resulted in a larger conflict in the Middle East that has included U.S. involvement. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated trading plans for the orderly disposition of the Company’s securities as set forth in the table below.

		Adoption /	Type of Trading Arrangement		Total Shares of
		Termination	Rule	Non-Rule	Common Stock
Name and Position	Action	Date	10b5-1(1)	10b5-1(2)	to be Sold	Expiration Date
Richard Lowenthal, on behalf of Richard E. Lowenthal Charitable Remainder UniTrust Dated January 7, 2020* Chief Executive Officer	Adoption	May 21, 2025	X		1,050,000	May 14, 2027
Richard Lowenthal, on behalf of Lowenthal-Tanimoto Family Trust U/A DTD 4/3/2006* Chief Executive Officer	Adoption	May 21, 2025	X		1,050,000	May 14, 2027
Sarina Tanimoto, on behalf of Sarina Tanimoto Charitable Remainder UniTrust Dated January 7, 2020* Chief Medical Officer	Adoption	May 21, 2025	X		1,050,000	May 14, 2027
Sarina Tanimoto, on behalf of Lowenthal-Tanimoto Family Trust U/A DTD 4/3/2006* Chief Medical Officer	Adoption	May 21, 2025	X		1,050,000	May 14, 2027
Laura Shawver Director	Adoption	May 21, 2025	X		128,562	December 31, 2025
Kathleen Scott Chief Financial Officer	Adoption	May 22, 2025	X		50,000	May 22, 2026
Alexander Fitzpatrick Chief Legal Officer	Termination(3)	May 29, 2025	X		100,000	December 31, 2025
Alexander Fitzpatrick Chief Legal Officer	Adoption(3)	May 29, 2025	X		100,000	January 30, 2026
(1)
Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)
“Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)
Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on November 27, 2024 and amended on December 13, 2024 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

* This plan, together with the other three plans marked with an asterisk in this table, are treated as a single “plan” because the individual constituent contracts with each broker-dealer, when taken together as a whole, meet all of the applicable conditions of Rule 10b5-1(c) under the Exchange Act and remain collectively subject to the provisions of such rule, including that a modification of any individual contract acts as modification of the whole contract.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2020).
10.1‡*	Co-Promotion Agreement, dated May 2, 2025, by and between ARS Pharmaceuticals, Inc. and ALK-Abelló Inc.
10.2+	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2025).
10.3‡

Third Amendment, dated July 10, 2025, to Manufacturing Agreement, dated as September 9, 2020, and as amended July 26, 2023 and September 17, 2024, by and between ARS Pharmaceuticals, Inc. and Renaissance Lakewood, LLC.

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

ARS PHARMACEUTICALS, INC.

Date: August 13, 2025	By:	/s/ Richard Lowenthal, M.S., MSEL
Richard Lowenthal, M.S., MSEL
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Kathleen D. Scott
Kathleen D. Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)