Form 10-Q
period 2025-09-30
ARS Pharmaceuticals, Inc.
filed 2025-11-10
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, there were 98,848,611 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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
•
our ability to satisfy our obligations, comply with the covenants, and access, if needed, additional credit under our credit agreement;
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
•
Our Credit Agreement contains conditions and restrictions that limit our flexibility in drawing on the additional funds thereunder and in operating our business. We may be required to repay our outstanding indebtedness under the Credit Agreement earlier than we expect and possibly at a time when we do not have sufficient capital to meet such obligations if an event of default occurs (including a material adverse change affecting our business), which could have a material adverse effect on our financial condition and results of operations.
•
Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARS Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,557	$50,817
Short-term investments	228,652	263,205
Accounts receivable, net	36,451	8,175
Inventories	7,782	5,212
Prepaid expenses and other current assets	6,421	6,886
Total current assets	338,863	334,295
Long-term inventories	13,645	5,307
Right-of-use asset	1,439	37
Fixed assets, net	1,209	1,029
Intangible assets, net	14,729	7,371
Other assets	2,918	3,114
Total assets	$372,803	$351,153
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (including related party amounts of $4,269 and $656, respectively)	$49,768	$22,841
Contract liability, current	526	557
Lease liability, current	583	42
Total current liabilities	50,877	23,440
Term loans, net (including related party amounts of $4,811 and $0, respectively)	96,229	—
Financing liability	72,044	69,383
Contract liability, net of current portion	1,268	1,532
Lease liability, net of current portion	949	—
Other accrued liabilities	3,781	—
Total liabilities	225,148	94,355
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at September 30, 2025 and December 31, 2024; 98,844,178 and 97,954,172 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	10	10
Additional paid-in capital	400,931	379,873
Accumulated other comprehensive (loss) gain, net	(7)	220
Accumulated deficit	(253,279)	(123,305)
Total stockholders’ equity	147,655	256,798
Total liabilities and stockholders’ equity	$372,803	$351,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$31,300	$568	$51,863	$568
Revenue under collaboration agreements	55	1,500	2,859	2,000
Revenue under supply agreements	1,146	—	1,469	—
Total revenue	32,501	2,068	56,191	2,568
Operating expenses:
Cost of goods sold (including related party amounts of $2,046, $0, $3,400, and $0, respectively)	8,191	112	14,269	112
Research and development (including related party amounts of $559, $406, $1,804, and $1,651, respectively)	2,751	4,423	9,738	16,553
Selling, general and administrative (including related party amounts of $123, $129, $354, and $337, respectively)	74,751	19,281	170,167	36,183
Total operating expenses	85,693	23,816	194,174	52,848
Loss from operations	(53,192)	(21,748)	(137,983)	(50,280)
Other income (expense), net (including related party amounts of $(3), $0, $(3), and $0, respectively)	2,041	2,620	8,009	8,344
Net loss	$(51,151)	$(19,128)	$(129,974)	$(41,936)
Change in unrealized gains and losses on available-for-sale securities	39	484	(227)	290
Comprehensive loss	$(51,112)	$(18,644)	$(130,201)	$(41,646)
Net loss per share, basic and diluted	$(0.52)	$(0.20)	$(1.32)	$(0.43)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	98,807,600	97,032,331	98,412,739	96,782,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

				Accumulated
	Common			Other		Total
	Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Gain (Loss), Net	Deficit	Equity
Balance at December 31, 2024	97,954,172	$10	$379,873	$220	$(123,305)	$256,798
Exercise of common stock options and release of restricted stock units	175,632	—	725	—	—	725
Stock-based compensation	—	—	5,539	—	—	5,539
Net loss and comprehensive loss	—	—	—	(148)	(33,940)	(34,088)
Balance at March 31, 2025	98,129,804	10	386,137	72	(157,245)	228,974
Exercise of common stock options and issuance of common stock under the employee stock purchase plan	567,854	—	2,697	—	—	2,697
Stock-based compensation	—	—	5,651	—	—	5,651
Net loss and comprehensive loss	—	—	—	(118)	(44,883)	(45,001)
Balance at June 30, 2025	98,697,658	10	394,485	(46)	(202,128)	192,321
Exercise of common stock options	146,520	—	479	—	—	479
Stock-based compensation	—	—	5,967	—	—	5,967
Net loss and comprehensive loss	—	—	—	39	(51,151)	(51,112)
Balance at September 30, 2025	98,844,178	$10	$400,931	$(7)	$(253,279)	$147,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

				Accumulated
	Common			Other		Total
	Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Gain (Loss), Net	Deficit	Equity
Balance at December 31, 2023	96,414,963	$10	$362,004	$49	$(131,303)	$230,760
Exercise of common stock options and release of restricted stock units	159,086	—	258	—	—	258
Stock-based compensation	—	—	3,315	—	—	3,315
Net loss and comprehensive loss	—	—	—	(173)	(10,292)	(10,465)
Balance at March 31, 2024	96,574,049	10	365,577	(124)	(141,595)	223,868
Exercise of common stock options, shares issued under the employee stock purchase plan, and release of restricted stock units	365,748	—	545	—	—	545
Stock-based compensation	—	—	3,365	—	—	3,365
Net loss and comprehensive loss	—	—	—	(21)	(12,516)	(12,537)
Balance at June 30, 2024	96,939,797	10	369,487	(145)	(154,111)	215,241
Exercise of common stock options and release of restricted stock units	207,645	—	680	—	—	680
Stock-based compensation	—	—	3,701	—	—	3,701
Net loss and comprehensive loss	—	—	—	484	(19,128)	(18,644)
Balance at September 30, 2024	97,147,442	$10	$373,868	$339	$(173,239)	$200,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(129,974)	$(41,936)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,358	10,271
Depreciation and amortization expense	950	50
Accretion on investments, net of amortization	(4,520)	(5,710)
Provision for inventory reserve	2,160	—
Other non-cash items	186	—
Changes in operating assets and liabilities:
Accounts receivable	(28,382)	(773)
Inventories	(12,269)	(183)
Prepaid expenses and other assets	372	1,060
Donation of equipment	—	30
Accounts payable and accrued liabilities	27,945	8,749
Operating lease right-of-use asset and lease liability, net	88	(14)
Contract liability	(295)	—
Net cash and cash equivalents used in operating activities	(127,381)	(28,456)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale	(193,147)	(192,580)
Maturities of short-term investments, available-for-sale	232,000	191,000
Payments of milestone obligations under license agreements	(5,860)	(2,500)
Purchases of property and equipment	(339)	(261)
Net cash and cash equivalents provided by (used in) investing activities	32,654	(4,341)
Cash flows from financing activities:
Proceeds from term loan, net of issuance costs	97,750	—
Payment of term loan issuance costs to third parties	(761)	—
Proceeds from milestone obligations met under license agreements recognized as an increase to the financing liability	2,577	—
Proceeds from exercise of common stock options and issuance of common stock under the employee stock purchase plan	3,901	1,483
Net cash and cash equivalents provided by financing activities	103,467	1,483
Net increase (decrease) in cash and cash equivalents	8,740	(31,314)
Cash and cash equivalents at beginning of period	50,817	70,971
Cash and cash equivalents at end of period	$59,557	$39,657
Supplemental cash flow information:
Intangible assets included in accounts payable and accrued liabilities	$2,000	$5,000
Right-of-use asset obtained in exchange for operating lease obligations	$1,630	$—
Debt issuance costs included in accounts payable and accrued liabilities	$763	$—
Purchases of property and equipment in accounts payable	$—	$87

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses in most years since its inception and had an accumulated deficit of $253.3 million as of September 30, 2025. The Company had cash, cash equivalents, and short-term investments of $288.2 million as of September 30, 2025 and has not generated positive cash flows from operations in most years. To date, the Company has funded its operations primarily with proceeds from the merger with Silverback in November 2022 (the “Merger”), the private placement of convertible preferred stock, the issuance of common stock, licensing, supply and distribution agreements, debt, and net product sales. The Company’s currently available cash, cash equivalents, and short-term investments as of September 30, 2025 are sufficient to meet its anticipated cash requirements for at least the 12 months following the date these financial statements are issued.

From August 5, 2015 (inception) through September 30, 2025, the Company has devoted substantially all of its efforts to developing intellectual property, conducting product development and clinical trials, organizing and staffing the Company, business planning, raising capital, building infrastructure, pre-commercial and commercial activities, and providing general and administrative support for these operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. Management expects operating expenses to increase for the foreseeable future, and there can be no assurance that the Company will achieve profitability in the future, or if achieved, that it will be sustained on a continuing basis.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, are unaudited. The balance sheet as of December 31, 2024 was derived from the audited financial statements as of and for the year ended December 31, 2024. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2025, the condensed consolidated results of its operations for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are also unaudited. The condensed consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other period.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable includes trade accounts receivable from product sales to customers, partner receivables for reimbursable research and development costs, royalties, license fees, and milestone payments under the Company’s collaboration agreements, and partner receivables for supply of neffy under the Company’s supply agreements. Trade accounts receivables are recorded at wholesale acquisition cost (“WAC”), less purchase price discounts, prompt pay discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses is the Company’s estimate of losses over the life of the receivables. The Company determines the allowance for credit losses for accounts receivable based on each customer’s or partner’s accounts receivable balance and age, their financial condition, and the general economic environment.

When the collectability of an invoice is no longer probable, the Company will create a reserve for that specific receivable. If a receivable is determined to be uncollectible, it is charged against the general credit loss reserve or the reserve for the specific receivable, if one exists. The allowance for credit losses was not material at September 30, 2025, and no allowance for credit losses was deemed necessary at December 31, 2024.

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

Fair Value of Financial Instruments

Cash, cash equivalents, and short-term investments are carried at fair value. The carrying amounts of all accounts receivable, prepaid expenses and other current assets, and accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

The Company is also subject to credit risk related to its accounts receivable from product sales and revenue under collaboration and supply agreements. neffy is distributed primarily through wholesale distributors and pharmacies. These entities are not obligated to purchase any set number of units, and they distribute neffy on demand as orders are received. The Company enters into collaboration and supply agreements with pharmaceutical companies that have operations outside the U.S. under which the Company is entitled to receive payments for royalties, license fees, milestone achievements, reimbursable costs for research and development services, and supply of neffy. The Company extends credit to its customers and partners in the normal course of business after evaluating their overall financial condition.

Prior to August 2025, the Company operated under the Title Agreement (as defined in Note 3 – Revenue) with its Title Agent (as defined in Note 3 – Revenue), and the Title Agent retained all credit and collection risk on sales to the Company’s wholesale distributors and pharmacy customers. As of August 2025, the Company ceased operations under the Title Agreement and retains all credit and collection risk on sales.

The Company’s Title Agent accounted for 20% and 93% of the Company’s accounts receivable balance as of September 30, 2025 and December 31, 2024, respectively. Three additional customers accounted for 66% of accounts receivable as of September 30, 2025, with each individual customer ranging from 20% to 25%. For the three and nine months ended September 30, 2025, four customers accounted for 83% and 80% of the Company’s gross product sales, with each individual customer ranging from 14% to 25% and 13% to 24% of the Company’s gross product sales, respectively. For each of the three and nine months ended September 30, 2024, four customers accounted for 94% of the Company’s gross product sales, with each individual customer ranging from 11% to 29% of the Company’s gross product sales. For each of the three and nine months ended September 30, 2025 and 2024, one customer accounted for 100% of revenue under collaboration agreements. For the three and nine months ended September 30, 2025, two customers accounted for 100% and 98% of revenue under supply agreements, respectively, and there was no revenue under supply agreements for the three and nine months ended September 30, 2024. To date, the Company has not experienced any credit losses from its trade and partner accounts receivable.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the asset or asset group are expected to generate, including its eventual residual value. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds its fair value. The Company has not recognized any impairment losses from inception through September 30, 2025.

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

Revenue Recognition

The Company’s revenues consist of product sales of neffy and revenue derived from its collaboration, out-licensing, and supply agreements. See Note 3 – Revenue for more detail on product revenue, and Note 9 – Collaboration, Out-Licensing and Related Agreements for more detail on revenue from collaboration agreements, out-licensing agreements, and supply agreements.

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

Advertising

Costs for producing advertising are expensed when incurred. Costs for communicating advertising, such as search engine marketing, banner advertisements, social media advertisements, and print advertisements, are recorded as prepaid expenses and then expensed when the advertisement occurs. For the three and nine months ended September 30, 2025, advertising costs were $40.9 million and $72.8 million, respectively. For the three and nine months ended September 30, 2024, advertising costs were $3.9 million and $4.5 million, respectively.

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

The following securities are excluded from the calculation of weighted-average dilutive common shares because their inclusion would have been anti-dilutive:

	As of September 30,
	2025	2024
Warrants to purchase common stock	45,456	45,456
Common stock options granted and outstanding	17,106,592	15,178,403
Unvested restricted stock units	1,382	2,763
Estimated shares to be purchased under the employee stock purchase plan	43,255	9,222
Total	17,196,685	15,235,844

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)–Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires issuers to make additional disclosures with respect to segment expenses, including required disclosure on an annual and interim basis for significant segment expenses and other segment items. ASU 2023-07 also permits the disclosure of more than one measure of a segment’s profit or loss. ASU 2023-07 was effective for the Company on January 1, 2024 for annual periods and on January 1, 2025 for interim periods. The adoption of ASU 2023-07 resulted in enhanced disclosures as included in Note 16 – Segment Information and did not impact the Company’s condensed consolidated financial statements.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in this update introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets applicable to revenue contracts under ASC 606. This ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The amendments should be applied prospectively to financial statements issued for reporting periods after the effective date of this ASU. The impact of adoption of this ASU on the Company’s disclosures is currently being evaluated.

3. Revenue

The Company’s revenues consist primarily of product sales of neffy, revenue derived from its collaboration and out-licensing agreements, and revenue from its supply agreements. See Note 9 – Collaboration, Out-Licensing and Related Agreements for further discussion related to revenue from collaboration, out-licensing, and supply agreements.

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

From September 2024 to July 2025, the Company operated under a title model agreement (“Title Agreement”) with an affiliate of the 3PL Agent (the “Title Agent”) so that the Title Agent could purchase and take title to neffy and then sell it to the Company’s wholesale distributors and pharmacy customers that had contracted to make a purchase. Under the Title Agreement, the economic substance of the transaction was such that the Company did not recognize revenue until neffy was sold and title had transferred from the Title Agent to the wholesale distributor or pharmacy.

As of August 2025, the Company ceased operations under the Title Agreement, and the Company now sells and transfers title of neffy directly to its wholesale distributor and pharmacy customers. Revenue is recognized at a point-in-time upon delivery and the transfer of title.

The Company also enters into sales agreements with pharmacies to hold neffy under consignment. Under the consignment model, the Company recognizes revenue when neffy is sold to a patient, at which point title transfers from the Company directly to the patient. These agreements were not subject to the Title Agreement.

Product revenue is recorded with each sale at the transaction price, net of reserves for variable components, including but not limited to distribution service fees, prompt pay discounts, product returns, chargebacks, rebates, and co-payment assistance, which are collectively referred to as “Gross-to-Net Adjustments.” Estimates for Gross-to-Net Adjustments are reassessed each reporting period, and adjustments are recorded on a cumulative catch-up basis, which would affect product revenue and net loss in the period of adjustment. Trade accounts receivable due to the Company from contracts with its customers are stated in the condensed consolidated balance sheets net of various allowances as described in the Accounts Receivable and Allowance for Credit Losses policy in Note 2 – Summary of Significant Accounting Policies.

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

Chargebacks. Certain government entities and covered entities (e.g. Veterans Administration, 340B covered entities) can purchase the product at a price discounted below WAC. The difference between the government or covered entity purchase price and WAC will be charged back to the Company. The Company estimates the amount of chargebacks based on the expected number of claims and the related costs associated with the revenue recognized for product that remains in the distribution channel and any chargeback amounts not invoiced to the Company at the end of each reporting period. Estimated chargebacks are recorded as contra trade accounts receivable on the condensed consolidated balance sheets.

Rebates. The Company provides commercial rebates to pharmacy benefit managers and managed care organizations and is subject to mandatory discount obligations under the Medicare, Medicaid, and Tricare programs. The rebate amounts for these programs are determined by contractual arrangements or statutory requirements. Rebates are owed after the product has been dispensed to a patient and the Company has been invoiced. The Company estimates the amount in rebates based on the expected number of claims and the related costs associated with the revenue recognized for product that remains in the distribution channel and any rebate amounts not invoiced to the Company at the end of each reporting period. Rebate estimates are recorded as other current liabilities on the condensed consolidated balance sheets.

Co-payment Program. The Company offers co-payment assistance programs to commercially insured patients whose insurance requires a co-payment to be made when filling their prescription. The Company estimates the amount of co-payment assistance based on the expected volume and the average buy down rate associated with the revenue recognized for products that remain in the distribution channel and any co-payment assistance amounts not invoiced to the Company at the end of each reporting period. Co-payment programs estimates are recorded as other current liabilities on the condensed consolidated balance sheets.

Product Returns. Customers have the right to return damaged product, product that is within six months or less of the labeled expiration date, or product that is past the expiration date by no more than twelve months. neffy was commercially launched in September 2024 and due to the limited returns data, the Company uses professional judgment and industry data to estimate returns. As time passes and additional historical sales and returns data becomes available, the Company will update the estimated returns as needed. A reserve for potential product returns is recorded as other current liabilities on the condensed consolidated balance sheets.

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

Capitalized inventories consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$17,943	$4,674
Work in process	89	19
Finished goods	5,555	5,826
Inventory reserve	(2,160)	—
Total inventories, net	$21,427	$10,519
Reported as:
Inventories	$7,782	$5,212
Long-term inventories	13,645	5,307
Total inventories, net	$21,427	$10,519

Prior to FDA approval in August 2024, costs incurred for the manufacturing of neffy were recorded as research and development expenses, which upon approval resulted in zero-cost inventory. The Company held $8.4 million and $11.7 million in zero-cost inventory as of September 30, 2025 and December 31, 2024, respectively, none of which was determined to be obsolete as of each period end. The Company expects to fully utilize its zero-cost inventory in future periods.

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

Level 1	–	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	–	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
Level 3	–	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

			Gross	Gross	Estimated
		Amortized	Unrealized	Unrealized	Fair
	Level	Cost	Gains	Losses	Value
September 30, 2025
Cash and cash equivalents - Money market mutual funds	1	$59,288	$—	$—	$59,288
Cash and cash equivalents - U.S. Treasury securities	2	19,871	—	(2)	19,869
Short-term investments - U.S. Treasury securities	2	228,657	62	(67)	228,652
Total		$307,816	$62	$(69)	$307,809
December 31, 2024
Cash and cash equivalents - Money market mutual funds	1	$6,506	$—	$—	$6,506
Cash and cash equivalents - U.S. Treasury securities	2	42,382	5	—	42,387
Short-term investments - U.S. Treasury securities	2	262,990	223	(8)	263,205
Total		$311,878	$228	$(8)	$312,098

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the periods presented. During the three and nine months ended September 30, 2025, the Company purchased $127.4 million and $193.1 million in short-term investments, respectively, and there were $88.5 million and $232.0 million in maturities of short-term investments, respectively. During the three and nine months ended September 30, 2024, the Company purchased $41.5 million and $192.6 million in short-term investments, respectively, and there were $61.0 million and $191.0 million in maturities of short-term investments, respectively.

The Company’s short-term investments portfolio contains investments in U.S. Treasury securities that have an effective maturity date that is less than one year from the respective balance sheet date. The Company's money market mutual fund holdings are highly liquid and invest primarily in cash and U.S. Treasury securities.

There was less than $0.1 million net unrealized gains and $0.2 million net unrealized losses on available-for-sale securities for the three and nine months ended September 30, 2025, respectively, and a $0.5 million and $0.3 million unrealized gain on available-for-sale securities for the three and nine months ended September 30, 2024, respectively. Management determined that the gross unrealized losses on the Company’s available-for-sale securities as of September 30, 2025 were primarily attributable to current economic and market conditions and not credit risk. As of September 30, 2025 and December 31, 2024, no allowance for credit losses was recorded for available-for-sale securities. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell any investments prior to recovery of its amortized cost basis, which is expected to be at maturity.

Accrued interest receivable on the Company's available-for-sale securities was $1.2 million and $1.0 million at September 30, 2025 and December 31, 2024, respectively, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

The Company’s Term Loans (as defined in Note 8 – Term Loans) are carried at historical cost, adjusted for the debt discount and debt issuance costs, and are not required to be carried at fair value. As of September 30, 2025, the Term Loans’ carrying value of $96.2 million approximates its estimated fair value.

As of September 30, 2025 and December 31, 2024, the Company did not have any liabilities that were measured at fair value on a recurring basis.

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid marketing	$1,867	$3,169
Prepaid expense	1,278	237
Interest receivable	1,243	987
Prepaid insurance	685	1,261
Other	1,348	1,232
Total	$6,421	$6,886

Other long-term assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid supply agreement fee	$2,793	$2,800
Capitalized software implementation costs	125	314
Total	$2,918	$3,114

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$8,382	$9,870
Accrued gross-to-net adjustments	15,560	2,179
Accrued marketing related expenses	11,271	1,855
Accrued compensation	5,448	2,293
Accrued cost of goods sold	4,343	617
Accrued general and administrative expenses	3,083	570
Accrued inventory	—	4,255
Other	1,681	1,202
Total	$49,768	$22,841

7. Intangible Assets

As described in Note 11 – In-Licensing and Supply, under the Aegis Agreement the Company capitalized milestone payments of $2.5 million, $5.0 million, and $2.0 million in August 2024, September 2024, and September 2025, respectively. As described in Note 9 – Collaboration, Out-Licensing and Related Agreements, under the Recordati Termination Agreement the Company capitalized the achievement of a €5.0 million ($5.9 million in U.S. dollars) milestone in June 2025. Each capitalized milestone payment is amortized on a straight-line basis over the estimated life of the intellectual property.

Intangible assets, net, all of which are finite-lived, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Capitalized milestone payments	$15,360	$7,500
Less accumulated depreciation	(631)	(129)
Total	$14,729	$7,371

The amortization expense for the three and nine months ended September 30, 2025 was $0.2 million and $0.5 million, respectively. No intangible assets were held as of September 30, 2024, and there was no amortization expense recognized for the three and nine months ended September 30, 2024.

The weighted-average amortization period of intangible assets is 13.9 years. As of September 30, 2025, estimated future amortization expense for capitalized intangible assets for the next five years is as follows (in thousands):

Year Ended December 31,	Amount
2025 (remaining three months)	$239
2026	1,105
2027	1,105
2028	1,105
2029	1,105
Total	$4,659

8. Term Loans

On September 29, 2025 (the “Closing Date”), the Company and certain direct and indirect subsidiaries of the Company who may become a party thereto from time to time, as guarantors (the “Guarantors”), and ARS Pharmaceuticals Operations, Inc., as the borrower (the “Borrower” and, collectively with the Guarantors, the “Credit Parties”), entered into a credit agreement (the “Credit Agreement”) with RA Capital Agency Services, LLC (as the “Administrative Agent” and as the “Collateral Agent”), and affiliates of OMERS Administration Corporation and RA Capital Management, L.P., as lenders, and such other lenders who may become a party thereto from time to time (the “Lenders”), providing for an aggregate principal amount of up to $250.0 million of term loans from the Lenders to the Borrower (the “Term Loans”). The Term Loans will mature on September 29, 2030.

Pursuant to the terms of the Credit Agreement, the Term Loans may be advanced in four tranches. The first tranche (the “Term A Loan”) was advanced in the principal amount of $100.0 million on the Closing Date. The second tranche (the “Term B Loan”) in a principal amount of $25.0 million may be advanced at the Borrower’s election during the period commencing on the six-month anniversary of the Closing Date and ending no later than the one-year anniversary of the Closing Date, subject to customary conditions. The third tranche (the “Term C Loan” and collectively with the Term B Loan, the “Delayed Draw Term Loans”) in a principal amount of $25.0 million may be advanced at the Borrower’s election during the period commencing on and including the Closing Date and ending no later than the two-year anniversary of the Closing Date, subject to the Company achieving trailing 12-month (“TTM”) net revenues for neffy of at least $100.0 million and customary conditions. The fourth tranche (the “Term D Loan”) of up to $100.0 million is uncommitted and may be advanced at the Borrower’s election, subject to the consent of all of the Term D Lenders and customary conditions.

The Company received $100.0 million in gross cash proceeds from Term A Loan on the Closing Date, less the upfront fees taken in the form of an original issue discount and third-party fees totaling $3.8 million. The debt discount and the debt issuance costs are recorded net of the Term A Loan balance and are amortized to interest expense over the term of the debt using the effective interest rate method.

The Term Loans will initially bear interest at a per annum rate of 5.50% plus the greater of (i) the three-month forward-looking term SOFR or (ii) 3.00%, which interest rate may be reduced by 25 to 50 basis points based on achieving certain TTM net revenue milestones. The Credit Agreement provides for interest-only payments on a quarterly basis until maturity. At Borrower’s election and subject to certain conditions, 100% of accrued interest in the first two years, and 50% of accrued interest in the last three years, may be paid-in-kind, in which case the applicable interest rate for the Term Loans shall increase by 1.00% per annum for the portion of such Term Loans that is paid-in-kind. At the Closing Date and September 30, 2025, the contractual interest rate was 9.49% per annum. The Borrower may prepay the Term Loans, in whole or in part, subject to a prepayment premium and an exit fee.

The obligations of the Borrower under the Credit Agreement are guaranteed on a full and unconditional basis by the Company and the Guarantors and are secured by substantially all of the respective Credit Parties’ tangible and intangible assets and property, including intellectual property, subject to certain exceptions.

The Credit Agreement contains customary representations and warranties, covenants and events of default, including a requirement for the Borrower to maintain at all times, a minimum specified amount of unrestricted cash in deposit accounts. The Credit Agreement also includes customary events of default, including, among others, payment defaults, material misrepresentations, breaches of covenants following any applicable cure period, cross defaults with certain other indebtedness or material agreements, bankruptcy and insolvency events, judgment defaults, the occurrence of certain events that could reasonably be expected to have a “material adverse effect,” and the occurrence of a change in control (as defined in the Credit Agreement). The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Credit Agreement and the exercise by the Administrative Agent of other rights and remedies provided for under the Credit Agreement. As of September 30, 2025, the Company was in compliance with all covenants under the Credit Agreement.

The Administrative Agent and Collateral Agent, as well as a Lender, are affiliates of RA Capital Management, L.P. (“RA Capital”). Affiliates of RA Capital collectively hold in excess of 10% of the Company’s outstanding common stock and are currently the Company’s largest stockholder. One of the Company’s board members is a controlling person of RA Capital’s general partner. The Lender affiliated with RA Capital holds a portion of Term Loans in the principal amount of $5.0 million.

The following table summarizes the composition of the Term Loans as reflected on the condensed consolidated balance sheet (in thousands):

September 30, 2025
Gross proceeds	$100,000
Unamortized debt discount and debt issuance costs	(3,771)
Total	$96,229

9. Collaboration, Out-Licensing and Related Agreements

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

Research and Development Revenues. For arrangements that contain research and development commitments, any arrangement consideration allocated to the research and development work is recognized as the underlying services are performed over the research and development term, if the criteria for over time recognition are met. If the over time recognition criteria are not met, research and development performance obligations are recognized at a point-in-time, when the research and development work is completed.

Clinical and Commercial Supply. Arrangements that include a promise for the future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered customer options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. Revenue from product sales to the Company’s collaboration partners is recognized at the point-in-time that the collaboration partner obtains control, which is typically based upon the terms of delivery of the product.

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

Alfresa Agreement

In March 2020, the Company signed a Letter of Intent (“LOI”) with Alfresa Pharma Corporation (“Alfresa”) for the right to negotiate a definitive agreement for the exclusive license and sublicensable right to develop, register, import, manufacture and commercialize neffy in Japan and received an upfront payment of $2.0 million. In April 2020, the Company entered into a Collaboration and License Agreement (the “Alfresa Agreement”) for the rights pursuant to the LOI. Under the Alfresa Agreement, the Company delivered a license to neffy technology, completed a required clinical study, and remains obligated to use commercially reasonable efforts to develop and commercialize neffy in Japan. The parties agreed to share the cost of any additional clinical studies required for approval of neffy in Japan. Alfresa is solely responsible for regulatory and commercialization activities and may elect to assume responsibility for manufacturing and supplying drug product for commercial use in Japan. Either party may terminate the agreement for certain breaches of the agreement. Unless terminated earlier by either or both parties, the term of the agreement will continue until the later of (i) expiration of the last-to-expire patent in Japan; or (ii) 10 years after the first commercial sale of neffy in Japan.

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

At the commencement of the Alfresa Agreement, the Company identified the following performance obligations: the license for neffy and research and development services, both of which have been completed. The Company determined the initial transaction price to be $7.0 million, which includes a clinical milestone as it was deemed not probable of significant reversal at the inception of the agreement. Due to the uncertainty in the achievement of the regulatory and commercial milestones, the variable consideration associated with these future milestone payments has been fully constrained and is excluded from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be reassessed at each reporting period. The transaction price was allocated to the performance obligations based on the estimated stand-alone selling price of each performance obligation.

In July 2020 and November 2024, the Company earned milestone payments of $5.0 million and $6.0 million for the completion of clinical and regulatory milestones in Japan, respectively, which were recognized as revenue under collaboration agreements.

Recordati Agreement

In September 2020, the Company entered into a License and Supply Agreement (the “Recordati Agreement”) with Recordati Ireland, Ltd. (“Recordati”) for the exclusive license and sublicensable right to develop, import, manufacture or have manufactured commercial product, file and hold regulatory approvals and commercialize neffy in Europe and certain European Free Trade Association, Russia/the Commonwealth of Independent States, Middle East and African countries (the “Recordati Territory”). Under the Recordati Agreement, the Company received an upfront payment of $11.8 million and a regulatory milestone payment of $6.0 million in 2020.

In February 2023, the Company and Recordati entered into a termination agreement (the “Recordati Termination Agreement”), pursuant to which, among other things, the Company and Recordati agreed to terminate the Recordati Agreement. Pursuant to the Recordati Termination Agreement, the Company reacquired all of the Recordati Rights, paid Recordati a one-time upfront payment of €3.0 million ($3.3 million in U.S. dollars), and agreed to pay additional payments upon achievement of certain milestones including: (i) an EMA regulatory milestone payment of €2.0 million, (ii) a milestone payment of €5.0 million upon first commercial sale of neffy in the Recordati Territory, and (iii) royalty payments of up to €5.0 million in the aggregate from sales of neffy in the Recordati Territory (collectively, the “Recordati Rights”).

The Company determined that the Recordati Rights at the time of entering into the Recordati Termination Agreement had no alternative future use and therefore recorded the €3.0 million upfront payment to Recordati as an in-process research and development (“IPR&D”) expense presented within research and development expense. The Recordati Termination Agreement ended the Company’s performance obligations pursuant to the Recordati Agreement and consequently the existing contract liability of $3.1 million previously received from Recordati was recorded against IPR&D expense presented within research and development expense in the condensed consolidated statements of operations and comprehensive loss. Accordingly, no revenue has been recognized subsequent to the Recordati Termination Agreement.

In June 2024, the EMA regulatory milestone was met and a €2.0 million ($2.1 million in U.S. dollars) expense was recorded in research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss. In June 2025, the first commercial sale milestone was met for the first commercial sale of neffy in the Recordati Territory. As a result, the Company capitalized the €5.0 million ($5.9 million in U.S. dollars) milestone for the first commercial sale of neffy in the Recordati Territory to intangible assets in the accompanying condensed consolidated balance sheets. The intangible assets will be amortized through cost of goods sold in the condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the estimated life of the intellectual property of 13.5 years.

For the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.2 million in royalty expense from the sale of neffy in the Recordati Territory, respectively, as cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss.

Pediatrix Agreement

In March 2021, the Company entered into a Collaboration and Distribution Agreement (the “Pediatrix Agreement”) with Pediatrix Therapeutics, Inc. (“Pediatrix”) for the exclusive license and sublicensable right to develop, import, manufacture or have manufactured commercial product, file and hold regulatory approvals and commercialize neffy in the People’s Republic of China, Taiwan, Macau, and Hong Kong (the “Pediatrix Territory”). Under the Pediatrix Agreement, Pediatrix is responsible, at its sole cost and expense, for all ongoing development work that is necessary for or otherwise supports regulatory approval in the Pediatrix Territory, including all clinical trials, and activities related to post-approval commitments and commercialization tests. In addition, Pediatrix is responsible for commercialization activities and may elect to assume responsibility for manufacturing and supplying drug product for commercial use. The Company is responsible for the manufacturing of product for clinical studies as well as commercial supply, all at a negotiated transfer price. Either party may terminate the Pediatrix Agreement for certain breaches of the agreement. Unless terminated earlier by either or both parties, the term of the agreement will continue until the later of (i) expiration of the last-to-expire patent in the Pediatrix Territory, (ii) the expiration of all regulatory exclusivities that cover neffy in the Pediatrix Territory, or (iii) 10 years after the first commercial sale of neffy in the Pediatrix Territory.

Under the terms of the Pediatrix Agreement, the Company received an upfront payment of $3.0 million. In addition, the Company is eligible to receive up to $84.0 million in milestone payments upon achievement of certain regulatory and commercial sales milestones. The next eligible milestone is a $4.0 million regulatory milestone. Subject to regulatory approval, the Company will earn tiered royalties in the low double-digits on annual net sales in the region and will receive a per unit supply price for the sale of commercial supply to Pediatrix.

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

At the commencement of this collaboration, the Company identified one performance obligation which is the delivery of the license for neffy in the Seqirus Territory in combination with the transfer of know-how. The Company determined that the option to purchase the commercial supply does not represent a material right. The Company determined the initial transaction price to be the $0.5 million upfront payment. Due to the uncertainty in the achievement of all the regulatory milestones, the variable consideration associated with these future milestone payments has been fully constrained and is excluded from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. The variable consideration will be reassessed at each reporting period. In May and August 2024, the Company delivered the license for neffy in the Seqirus Territory in combination with the transfer of know-how and achieved the first milestone event, respectively, and the Company received payments of $0.5 million and $1.5 million, respectively, which were recognized as revenue under collaboration agreements.

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

The Company determined that the non-refundable upfront payment of $145.0 million is the estimated transaction price at contract inception. The outstanding regulatory milestone payments (totaling $15.0 million) were fully constrained at contract inception and as of September 30, 2025 as a result of the uncertainty of whether any of the milestones will be achieved. In making the assessment of the constraint utilizing the most likely amount method, the Company considered the stage of development, and the risks associated with the remaining development required to achieve the milestones, as well as whether the achievement of the milestone is outside the control of the Company or ALK. The Company determined that the commercial milestone ($5.0 million) and the sales-based milestones and royalties will be recognized on the later of when the related sales occur or when control of the associated license has been transferred, as the Company determined that such sales-based consideration relates predominantly to the licenses granted to ALK. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and will include regulatory milestones in the transaction price if it is probable that a significant revenue reversal will not occur in future periods.

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

The development and regulatory services performance obligations under the ALK Collaboration Agreement each represent a separate performance obligation. The development and regulatory services, which are transferred to the customer over time, were provided to ALK from inception of the agreement and are expected to continue through 2028. Revenue related to the development and regulatory services performance obligations was initially recorded as contract liability and is being recognized as services are performed based on the costs incurred through the end of each reporting period, as a percentage of the estimated total costs to be incurred for these performance obligations. In November 2024, the Company recognized $0.5 million of revenue related to the development and regulatory services performance obligations. For the three and nine months ended September 30, 2025, the Company recognized less than $0.1 million and $0.3 million of revenue related to the development and regulatory services performance obligations, respectively, which is recorded as revenue under collaboration agreements in the accompanying condensed consolidated statement of operations and comprehensive loss. As of September 30, 2025, the accompanying condensed consolidated balance sheet includes a contract liability of $0.5 million classified as current and $1.3 million classified as noncurrent associated with these performance obligations and based on the expected period of performance for the development and regulatory services.

In June 2025, ALK completed the first commercial sale of EURneffy in the ALK Territory and earned the $5.0 million commercial milestone, of which $2.6 million was allocated to the ROW License and recognized as revenue under collaboration agreements for the three and six months ended June 30, 2025 in the condensed consolidated statements of operations and comprehensive loss. The remaining $2.4 million was allocated to the EEA license and recognized as an increase to the financing liability. Pursuant to the first commercial sale of EURneffy, the Company earned sales-based royalties for product sales in the EEA totaling $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, which was allocated to the EEA license and recognized as an increase to the financing liability.

ALK Contract Liability

A reconciliation of the contract liability from the ALK Collaboration Agreement is as follows (in thousands):

Balance at December 31, 2024	$2,089
Revenue recognized under the ALK Collaboration Agreement	(295)
Balance at September 30, 2025	$1,794

ALK Financing Liability

A reconciliation of the financing liability from the ALK Collaboration Agreement is as follows (in thousands):

Balance at December 31, 2024	$69,383
Commercial milestone allocated to the EEA License	2,435
Sales-based royalties earned in the EEA	226
Balance at September 30, 2025	$72,044

ALK Co-Promotion Agreement

In May 2025, the Company and ALK-Abelló, Inc. (“ALK U.S.”, an affiliate of ALK) entered into a co-promotion agreement, which was subsequently amended in October 2025 (the “ALK Co-Promotion Agreement”), to co-promote neffy to up to 9,000 specified pediatricians and other prescribers in the U.S. Accordingly, the Company granted ALK U.S. a non-exclusive, royalty-free license to use the neffy trademarks and copyrights and the ARS house marks in the U.S. solely in connection with promoting neffy pursuant to the terms of the ALK Co-Promotion Agreement.

Under the ALK Co-Promotion Agreement, ALK U.S. commenced its promotion activities in May 2025 and is obligated to meet specified ramp-up milestones and minimum detail requirements using sales representatives that meet specific qualifications. In addition, during the term of the ALK Co-Promotion Agreement and for 180 days thereafter, ALK U.S. will not market, sell or manufacture any injection product containing epinephrine in the U.S.

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

The Company evaluated the terms of the ALK Co-Promotion Agreement and determined that it is a vendor arrangement with ALK U.S. During the three and nine months ended September 30, 2025, the Company recognized $2.4 million and $3.8 million, respectively, in ALK-related selling, general, and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss, and the corresponding liability was recorded in other accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2025.

10. Commitments and Contingencies

Leases

In October 2021, the Company entered into a 38-month noncancelable office space lease for its previous headquarters location in San Diego, California. Under the terms of the agreement, there is no option to extend the lease, and the Company was subject to additional charges for common area maintenance and other costs. Monthly rental payments due under the lease commenced on December 6, 2021 and escalated through the lease term. The Company prepaid the first month’s rent upon execution of the lease, and the lease agreement provided full rent abatement for the second and third months of the rental term. As there was not an implicit rate within the lease, the discount rate was determined by using a set of peer companies incremental borrowing rates.

In January 2025, the Company entered into a lease amendment to its headquarters location lease (the “Headquarters Amendment”), pursuant to which the Company relocated to a new office space located in the same building. In May 2025, the Company took possession of the new office space upon substantial completion of the landlord’s work. As of September 30, 2025, the remaining lease term of the new office space is 33 months. Monthly lease payments increased when the Company took possession of the new office space and will escalate through the lease term, resulting in an annualized payment of $0.6 million. The Company remains subject to additional charges for common area maintenance and other costs. The Company has one option to extend the lease for an additional term of three years, and the monthly payment amounts would be determined by the landlord at the then-prevailing rate.

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

The following table summarizes supplemental lease information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease expense(1)	$153	$56	$372	$169
Cash paid for leases	$141	$62	$267	$184

______________

(1) Variable lease costs in each of the three and nine months ended September 30, 2025 and 2024 were immaterial.

As of September 30, 2025, future minimum non-cancelable operating lease payments are as follows (in thousands):

Year Ended December 31,	Amount
2025 (remaining three months)	$300
2026	609
2027	627
2028	318
Total lease payments	1,854
Less imputed interest	(322)
Lease liability	1,532
Less lease liability, current portion	583
Lease liability, net of current portion	$949

Contingencies

From time to time, the Company may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business.

On July 24, 2023, Aera A/S, an IP consultancy firm in Denmark representing an unidentified opponent, filed a notice of opposition with the European Patent Office (the “EPO”) in respect of EP 3678649 (the “EP ‘649 Patent”), which is a patent directed to a nasal spray formulation of epinephrine, and uses thereof. Oral proceedings took place on October 7, 2025, and the Opposition Division (the “OD”) of the EPO upheld the validity of all claims in the EP ‘649 Patent. The OD is expected to issue a written decision within one to two months, which may be appealed by filing a notice of appeal and grounds of appeal with the EPO’s Boards of Appeal, due within a non-extendable period of two months and four months respectively from the date of the written decision.

On March 25, 2025, AptarGroup, Inc. (“AptarGroup”) and Aptar France SAS (collectively, “Aptar”) filed a suit against ARS Pharmaceuticals, Inc. and ARS Pharmaceuticals Operations, Inc. in the United States District Court for the Southern District of New York. Aptar alleges the Company violated the Defend Trade Secrets Act (18 USC § 1836), misappropriated trade secrets under New York state law, and committed various breaches of contract. The complaint was served to the Company, and the Company filed a motion to dismiss on June 12, 2025. Aptar subsequently filed opposition to the motion to dismiss on July 28, 2025. The Company intends to vigorously defend itself in this matter. On September 29, 2025, the Company filed a lawsuit against AptarGroup in the U.S. District Court for the Southern District of California, alleging that AptarGroup violated federal antitrust law in connection with its sale of certain constituent parts of neffy.

On August 29, 2025, the Company filed a lawsuit against Lupin, Inc., Lupin Ltd., and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) in the United States District Court for the District of New Jersey, alleging infringement of U.S. Patent Nos.: 10,576,156, 10,682,414, 11,173,209, 11,191,838, 11,717,571, 11,744,895, 11,918,655, and 12,324,838 and seeking a permanent injunction preventing market entry of a generic product from Lupin prior to the expiry of such patents. The lawsuit follows a Paragraph IV certification notice letter received from Lupin on August 13, 2025, advising the Company that Lupin submitted an Abbreviated New Drug Application to the FDA seeking approval to manufacture and sell a generic version of the Company’s product neffy© 2 mg (epinephrine nasal spray) prior to the expiration of the patents referenced above.

Regardless of the outcome, involvement in legal proceedings may have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company cannot predict the outcome of these suits, and failure by the Company to obtain favorable resolutions could have a material adverse effect on its business, results of operations, and financial condition. The Company’s chances of success on the merits of these suits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of September 30, 2025.

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

The total amount of unconditional purchase obligations related to the supply of raw materials is $56.9 million as of September 30, 2025. Payment obligations by year are as follows: 2025 ($0.2 million), 2026 ($10.4 million), 2027 ($11.8 million), 2028 ($13.8 million), and $2.9 million per year thereafter through 2035. During the three and nine months ended September 30, 2025, the Company made $0.7 million and $8.0 million in payments under these agreements, respectively. During each of the three and nine months ended September 30, 2024, the Company made $0.2 million in payments under these agreements.

The total amount of commitments related to the ALK Co-Promotion Agreement is $26.8 million as of September 30, 2025. Payment obligations by year are as follows: 2025 ($0), 2026 ($4.4 million), 2027 ($14.2 million), 2028 ($4.6 million), and 2029 ($3.6 million). No payments were made under this agreement during the three and nine months ended September 30, 2025 and 2024.

The total commitment related to a corporate sponsorship agreement with Food Allergy Research and Education, Inc. is $7.0 million as of September 30, 2025. Payments by year are as follows: 2025 ($1.0 million), 2026 ($5.0 million) and 2027 ($1.0 million). During the three and nine months ended September 30, 2025, the Company made $3.0 million and $5.0 million in payments under this agreement, respectively. During each of the three and nine months ended September 30, 2024, the Company made $1.0 million in payments under these agreements.

The total amount of unconditional purchase obligations related to hosted software license subscription fees is $2.2 million as of September 30, 2025. Payments by year are as follows: 2025 ($0.3 million), 2026 ($1.5 million), and 2027 ($0.4 million). During the three and nine months ended September 30, 2025, the Company made $0.3 million and $1.1 million in payments under this agreement, respectively. During each of the three and nine months ended September 30, 2024, the Company made immaterial payments under these agreements.

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

The Company is required to make aggregate milestone payments of up to $20.0 million upon achievement of certain regulatory and commercial milestones. Milestone payments under the Aegis Agreement are recorded upon completion of the required events as the triggering events are not considered to be probable until they are achieved. Prior to the FDA approval of neffy in August 2024, regulatory milestone payments were recorded as research and development expenses in the condensed consolidated statement of operations. In 2019 and 2022, milestone payments of $0.5 million and $1.0 million were recognized upon the achievement of a regulatory milestone and the FDA’s acceptance of the Company’s new drug application submission for neffy, respectively.

Since the FDA approval of neffy in August 2024, regulatory and commercial milestone payments have been capitalized as intangible assets in the accompanying condensed consolidated balance sheets upon achievement. Amortization expense for capitalized milestone payments has been recognized as cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the estimated life of the intellectual property. In August and September 2024, milestone payments of $2.5 million and $5.0 million were recognized for achieving FDA approval of neffy and the first commercial sale of neffy, respectively, and were paid in September 2024 and October 2024, respectively. In September 2025, a milestone payment of $2.0 million milestone was recognized for achieving certain annual net product sales of neffy, and the corresponding liability was recorded in accounts payable and accrued liabilities. The next milestone payment of $9.0 million is due upon the achievement of certain annual net product sales.

The Company also pays royalties based on a mid-single-digit percentage of net product sales on its or its sublicensees’ net sales of the Licensed Products (as defined in the Aegis Agreement) on a product-by-product basis. Royalties are recorded to cost of goods sold in the period the related product revenue is recognized.

In November 2024, OrbiMed Advisors LLC (“OrbiMed”) entered into an agreement with Aegis, to purchase the rights, royalty interests, and related sales milestone payments on net product sales of neffy. The Company will make all future payments under the Aegis Agreement to an affiliate of OrbiMed. As described in Note 15 – Related Party Transactions, a member of the Company’s Board of Directors is a General Partner at OrbiMed.

The Company is responsible for reimbursing Aegis for patent costs incurred in connection with prosecuting and maintaining patent rights that are specific to epinephrine or epinephrine products. No expenses were recognized in connection with legal patent fees for each of the three and nine months ended September 30, 2025 and 2024.

The Company may terminate the Aegis Agreement with 30 days written notice or either party may terminate the Aegis Agreement for certain breaches of the Aegis Agreement. Unless terminated earlier by either or both parties, the term of the Aegis Agreement will continue until the final expiration of all royalty obligations under the Aegis Agreement.

In conjunction with the Aegis Agreement, the Company also entered into a supply agreement (the “Aegis Supply Agreement”) with Aegis that allows the Company to purchase materials for preclinical, development and commercial use at predetermined prices. The Company may elect to have Aegis supply minimum quantities but there are no minimum or maximum purchase obligations under the Aegis Supply Agreement unless this election is made. The parties may terminate the Aegis Supply Agreement at any time by mutual agreement. In addition, the parties may terminate the Aegis Supply Agreement in the event of certain breaches of the Aegis Supply Agreement or upon the earlier of the expiration or termination of the Aegis Agreement or June 2028. The Aegis Supply Agreement term may be extended by mutual written agreement. Under the Aegis Supply Agreement, the Company made $0.3 million in payments in each of the three and nine months ended September 30, 2025, and the Company made no payments and $0.2 million in payments during the three and nine months ended September 30, 2024, respectively.

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

In December 2024, as partial consideration for the supply arrangement, the Company made an upfront payment of €3.0 million (approximately $3.2 million in U.S. dollars) to Ompi. The upfront payment was capitalized as an other asset on the condensed consolidated balance sheets and will be amortized through cost of goods sold in the condensed consolidated statement of operations and comprehensive loss on a straight-line basis over the term of the Ompi Supply Agreement. The supply price for the glass microvials is specified in the Ompi Supply Agreement, subject to an annual adjustment that is capped at a specified percentage except in the case of material and extraordinary increase in Ompi’s cost of manufacturing the glass microvials.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following:

	September 30, 2025	December 31, 2024
Common stock options granted and outstanding	17,106,592	15,161,180
Restricted stock units granted and outstanding	1,382	2,763
Common stock reserved for future awards or option grants	8,081,362	5,905,773
Common stock reserved for future employee stock purchase plan issuances	2,811,182	2,223,100
Warrants to purchase common stock	45,456	45,456
Total	28,045,974	23,338,272

Equity Offerings

In January 2025, the Company filed an automatic shelf registration statement on Form S-3ASR with the Securities and Exchange Commission which became effective upon filing (the “Shelf Registration Statement”). The Shelf Registration Statement allows the Company, from time to time, to offer and sell any combination of shares of the Company’s common stock and preferred stock, various series of debt securities, and/or warrants to purchase any of such securities, either individually or in combination with other securities, in one or more offerings. The Company simultaneously entered into a Controlled Equity OfferingSM sales agreement (the “Equity Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to offer, sell and issue shares of the Company’s common stock from time to time through Cantor acting as sales agent and up to a maximum aggregate offering price of $200.0 million. As of September 30, 2025, no securities have been sold pursuant to the Shelf Registration Statement or Equity Sales Agreement.

13. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expense	$664	$734	$1,991	$2,558
Selling, general and administrative expense	5,025	2,857	14,367	7,713
Total	$5,689	$3,591	$16,358	$10,271

During the three and nine months ended September 30, 2025, $0.3 million and $0.8 million of stock compensation expense was capitalized into inventory, respectively. During each of the three and nine months ended September 30, 2024, $0.1 million of stock compensation expense was capitalized into inventory.

As of September 30, 2025, the total unrecognized stock-based compensation expense related to outstanding employee options was $48.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.4 years.

As of September 30, 2025 and December 31, 2024, there were 1,382 and 2,763 restricted stock units outstanding, respectively.

Equity Incentive Plans

In September 2018, ARS Pharma adopted the 2018 Equity Incentive Plan. As a result of the Merger, on November 8, 2022 ARS Pharma assumed Silverback’s 2016 and 2020 Equity Incentive Plans, and Employee Stock Purchase Plan (“ESPP”). There were 111,918 shares and 43,679 shares of common stock purchased under the ESPP during the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, 25,737,116 shares were authorized under the 2016 and 2020 Equity Incentive Plans, of which 7,784,017 shares were available for future grant, and 12,967,489 shares were outstanding. As of September 30, 2025, 6,634,333 shares were authorized under the 2018 Equity Incentive Plan, of which 297,345 shares were available for future grant, and 4,140,485 shares were outstanding. The Company does not intend to grant future stock options or other equity awards under the 2016 or 2018 Equity Incentive Plans.

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2025 is as follows:

			Weighted-
	Shares	Weighted-	Average	Aggregate
	Subject to	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2024	15,161,180	$6.63
Granted	3,295,750	$11.67
Exercised	(776,707)	$3.92
Forfeited	(573,631)	$11.13
Outstanding at September 30, 2025	17,106,592	$7.58	7.4	$59,824
Exercisable at September 30, 2025	10,310,111	$6.12	6.6	$50,019

The exercisable shares subject to options outstanding at September 30, 2025 in the table above include vested and early exercisable awards. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at September 30, 2025. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 was $8.0 million and $5.5 million, respectively.

The weighted-average grant date fair value per share of option grants for the nine months ended September 30, 2025 and 2024 was $8.69 and $5.57, respectively. The total fair value of shares vested during the nine months ended September 30, 2025 and 2024 was $19.4 million and $12.0 million, respectively.

The fair value of stock options granted was estimated using a Black-Scholes option-pricing model (“Black-Scholes”) with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2025	2024
Expected term (in years)	6.0	6.0
Expected volatility	86.6%	93.9%
Risk-free interest rate	4.3%	3.9%
Expected dividend yield	—	—

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

14. Employee Benefit Plans

In June 2022, the Company adopted a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended, for the Company’s U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the Internal Revenue Service (the “IRS”) annual limits. The Company matches up to 5% of an employee’s pay that they contribute to the plan, subject to IRS limitations. Expenses associated with the Company’s matching contribution totaled $0.4 million and $1.2 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively.

15. Related-Party Transactions

In September 2015, the Company entered into a consulting agreement, superseded in July 2022, for regulatory and development services with Pacific-Link Regulatory Consulting, Inc., an entity owned by the President/Chief Executive Officer/director and his spouse, the Chief Medical Officer of the Company. The Company incurred consulting expenses related to this agreement totaling $0.6 million and $1.9 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $1.7 million for the three and nine months ended September 30, 2024, respectively.

In September 2018, the Company entered into a consulting agreement with Marlinspike Group, LLC (“Marlinspike Group”) to provide management, business consulting services and business development support. The managing member of Marlinspike Group is the Chair of the Board of Directors of the Company and one of its stockholders. The Company incurred expenses related to this agreement of $0.1 million and $0.2 million for the three and nine months ended September 30, 2025 and 2024, respectively.

In April 2021, the Company entered into a consulting agreement, as amended in April 2022, with a member of the Board of Directors of the Company for general advice and assistance with the development of neffy and any future product candidates. As compensation for the consulting services the Company granted the member of the Board of Directors 590,950 stock options that vest over a four-year period. The Company incurred zero and less than $0.1 million in stock-based compensation expense related to this agreement for the three and nine months ended September 30, 2025, respectively, and less than $0.1 million and $0.1 million in stock-based compensation expense related to this agreement for the three and nine months ended September 30, 2024, respectively.

As described in Note 8 – Term Loans, in September 2025, the Company entered into the Credit Agreement with the Administrative Agent and a Lender, whom are affiliates of RA Capital. The general partner of RA Capital is RA Capital Management GP, LLC, of which a member of the Board of Directors of the Company is a controlling person. RA Capital Healthcare Fund, L.P. and RA Capital Nexus Fund II, L.P. collectively hold in excess of 10% of the Company’s outstanding common stock and are currently the Company’s largest stockholder. RA Capital serves as the investment adviser for each of RA Capital Healthcare Fund, L.P. and RA Capital Nexus Fund II, L.P.

As described in Note 11 – In-Licensing and Supply, the Company is required to make milestone payments to Aegis upon achievement of certain regulatory and commercial milestones, and royalty payments to Aegis based on net product sales of neffy. In November 2024, OrbiMed entered into an agreement with Aegis to purchase the rights, royalty interests, and related sales milestone payments on net product sales of neffy. A member of the Company’s Board of Directors is a General Partner at OrbiMed. The Company incurred $2.0 million and $3.4 million in royalty expense payable to an affiliate of OrbiMed during the three and nine months ended September 30, 2025, respectively, and $2.0 million in sales-based milestone payments to an affiliate of OrbiMed in each of the three and nine months ended September 30, 2025.

16. Segment Information

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

Segment reporting for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$31,300	$568	$51,863	$568
Revenue under collaboration agreements	55	1,500	2,859	2,000
Revenue under supply agreements	1,146	—	1,469	—
Total revenue	32,501	2,068	56,191	2,568
Segment operating expenses:
Cost of goods sold	8,191	112	14,269	112
Clinical	1,457	969	3,911	5,011
Development	690	2,755	3,942	6,854
Medical affairs	1,086	629	3,104	1,383
Sales and marketing	62,063	9,647	129,745	13,792
General and administrative	6,150	6,161	21,987	15,356
Stock-based compensation	5,689	3,591	16,358	10,271
Other	367	(48)	858	69
Total segment operating expenses	85,693	23,816	194,174	52,848
Loss from operations	(53,192)	(21,748)	(137,983)	(50,280)
Other income, net	2,041	2,620	8,009	8,344
Net loss	$(51,151)	$(19,128)	$(129,974)	$(41,936)

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

Overview

We are a biopharmaceutical company focused on the commercialization and development of neffy (currently identified in the European Union (“EU”) by the tradename EURneffy) for the needle-free intranasal delivery of epinephrine for the emergency treatment of Type I allergic reactions, including anaphylaxis. neffy is the first and only U.S. Food and Drug Administration (“FDA”) and European Commission-approved needle-free epinephrine product, and the first new delivery method for epinephrine in more than 35 years. neffy is a proprietary composition of epinephrine with an innovative absorption enhancer called Intravail, which allows neffy to safely provide intranasal delivery of epinephrine at a low dose within the exposures of approved injectable products across a range of dosing conditions (including repeat dosing and allergen challenge). We believe the market opportunity for neffy in the United States alone is significant. At the current list price for a two-pack of neffy and our target total gross-to-net yield, the estimated 6.5 million patients currently prescribed an epinephrine autoinjector in the United States represents an initial addressable market opportunity of approximately $3.5 billion in annual net sales, while the remaining 13.5 million diagnosed patients that have not been prescribed an epinephrine product represent an additional addressable market opportunity of approximately $7.0 billion in annual net sales.

We believe neffy’s “no needle, no injection” approach addresses a significant unmet need in the use of epinephrine, which, except for neffy, is currently approved only in injectable formulations for the emergency treatment of Type I allergic reactions. There are approximately 40 million people in the United States who experience Type I allergic reactions. Of this group, approximately 20 million people have been diagnosed and experienced severe Type I allergic reactions that may lead to anaphylaxis, and approximately 6.5 million patients were prescribed an epinephrine autoinjector. However (in 2023, for example), only 3.2 million patients filled their active epinephrine autoinjector prescription, and of those, only half consistently carry their prescribed autoinjector with them due to the many drawbacks of these devices. Those estimated 3.2 million patients who currently fill their active epinephrine autoinjector prescription represent approximately $2.0 billion in annual U.S. net sales at neffy’s target total gross-to-net yield based on trailing 12-month epinephrine device unit volume as of September 2025.

The use of needles in epinephrine autoinjectors can result in patient and caregiver injury as well as hesitation and delays in administration due principally to apprehension and pain of needles, allowing the allergic reaction to progress in severity leading to symptoms that seriously impact patient quality of life, to potential need for emergency services and/or hospitalizations, and to life-threatening symptoms or events. Moreover, intra-muscular injections are subject to dosing errors and risk of accidental blood vessel injections, which can cause a significant spike in the intravascular delivery of epinephrine potentially leading to serious cardiovascular complications or events. In aggregate, we estimate that up to 90% of patients prescribed an epinephrine device are not achieving an optimal treatment outcome today.

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

On August 9, 2024, the FDA approved neffy 2 mg for the emergency treatment of Type I allergic reactions, including anaphylaxis, in adults and children who weigh 30 kg or greater. As a result, we initiated commercial launch of neffy 2 mg in the United States, with product becoming available for shipment on September 23, 2024. This commercialization effort currently includes a direct sales force of approximately 107 individuals targeting high-volume epinephrine prescribers that is supported by branded direct-to-consumer marketing, disease awareness campaigns with advocacy groups and non-personal promotion including medical education programs in collaboration with allergist societies, speaker bureaus, peer-to-peer programs and participation in regional and national medical conferences. On March 5, 2025, the FDA approved neffy 1 mg for the emergency treatment of Type I allergic reactions, including anaphylaxis, in patients who are four years of age and older and weigh 15 kg to less than 30 kg. As a result, we initiated commercial launch of neffy 1 mg in the United States, with product becoming available on May 7, 2025.

neffy U.S. Commercial Launch Initiated in September 2024

Our launch strategy for neffy in the United States involves direct outreach to high-volume prescribers of epinephrine accounting for approximately 55% of prescriptions in the last year through an efficient sales force. As of September 30, 2025, our sales force is comprised of approximately 107 ARS Pharma employees, who serve as sales reps, area sales managers, and national sales directors that began field operations as early as October 2024, as well as 10 virtual sales reps, and approximately 70 sales reps via our co-promotion partner, ALK-Abelló, Inc. (“ALK U.S.”, an affiliate of ALK-Abelló A/S (“ALK”)), who began field operations in early June 2025 and will target up to 9,000 specified pediatricians and other prescribers in the U.S. Our launch strategy is also supported by: active participation since November 2024 of approximately 2,800 healthcare professionals in our neffy experience program that allows healthcare professionals to use neffy firsthand as rescue therapy for anaphylaxis during in-clinic allergen challenge as well as for the ongoing collection of real-world evidence that supports neffy’s clinical equivalence to injection; extensive non-personal promotion including medical education programs in collaboration with allergist societies, speaker bureaus, peer-to-peer programs and participation in regional and national medical conferences; engagement and contracting with payors to obtain timely coverage with favorable gross-to-net discounting; our neffyconnect program that provides support to physicians and patients including our $25 co-pay savings card, $199 cash price and patient assistance programs; our neffyinSchools programs, where more than 6,500 schools to date have opted into receiving two cartons of neffy at no cost with accompanying school nurse education about neffy; partnerships with patient advocacy organizations including disease awareness campaigns; and multi-channel branded direct to consumer advertising including connected television, point of care, endemic and programmatic display, social media, and paid search that initiated on mid-May 2025, as well as linear television advertising that started in late June 2025. To reduce the time burden of an in-person healthcare provider visit, we also launched a new commercial initiative in November 2025 called “Get neffy on Us” that offers patients a free visit with a virtual prescriber, along with a $0 co-pay for eligible patients with commercial insurance. We also initiated a U.S. post-marketing registry-based study for neffy for the treatment of anaphylaxis in oral food challenge or allergen immunotherapy clinics in the second quarter of 2025, which is ongoing.

On August 22, 2024, the European Commission granted marketing authorization in the EU for EURneffy (the trade name for neffy 2 mg in the EU), for the emergency treatment of allergic reactions (anaphylaxis), in adults and children who weigh 30 kg or greater. The 1 mg dose of EURneffy for children who weigh 15 to 30 kg is currently under review by the European Medicines Agency (“EMA”), and a regulatory decision is expected in the first half of 2026. Through our collaboration with ALK (discussed below), EURneffy was launched in Germany in June 2025 and in the United Kingdom (“U.K.”) in October 2025. We received approval of neffy 2 mg and 1 mg doses in Japan in September 2025, with commercial launch by Alfresa, our partner in Japan, expected to start in the fourth quarter of 2025. Regulatory review of neffy is ongoing in Canada and China with filings submitted by our partners, or by ARS Pharma on behalf of our partners, during the fourth quarter of 2024. neffy has been approved or is under regulatory review in countries representing approximately 98% of the current global epinephrine autoinjector sales. Regulatory decisions are anticipated in the first quarter of 2026 in Canada, with launch expected to start in the first half of 2026, and in the first half of 2026 in China.

In September 2025, we reported survey results of anaphylaxis treatment outcomes in the neffy experience program, which provides 1 mg and 2 mg doses of neffy to allergists for in-office use during an anaphylaxis event during oral food challenges or allergen immunotherapy. These results showed that approximately 90% of patients experiencing anaphylaxis symptoms were effectively treated with a single dose of neffy, which is indistinguishable from that historically reported for epinephrine injection. The results were presented as an oral presentation at the American College of Allergy and Asthma Immunology in early November 2025.

We reported positive topline results demonstrating statistically significant and clinically meaningful improvements in treatment-refractory chronic urticaria patients at the American Academy of Allergy and Immunology medical conference in February 2024. In the second quarter of 2025, we initiated a Phase 2b randomized, placebo-controlled outpatient clinical trial involving chronic spontaneous urticaria patients, on chronic treatment regimens, who still experience flares or exacerbations. Topline data from this clinical trial is anticipated in mid-2026, followed by the potential initiation of a single pivotal efficacy study.

Since our inception in 2015 as ARS Pharmaceuticals, Inc., we have devoted substantially all of our efforts to developing intellectual property, conducting product development and clinical trials, organizing and staffing, business planning, raising capital, building infrastructure, pre-commercial and commercial activities, and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the Merger (see Note 1 – Nature of Business to the notes to the condensed consolidated financial statements included in this report), private placement of convertible preferred stock, issuance of common stock, licensing, supply and distribution arrangements with our commercialization partners, debt, and net product sales. As of September 30, 2025, we had cash, cash equivalents, and short-term investments of $288.2 million.

We have incurred net losses in most years since our inception. Net losses for the nine months ended September 30, 2025 and 2024 were $130.0 million and $41.9 million, respectively. As of September 30, 2025, we had an accumulated deficit of $253.3 million. Until we consistently generate positive net income, if ever, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other development activities, the cost for regulatory filings, expenses for commercial activities to establish, maintain and enhance sales, marketing and distribution capabilities for neffy, the timing and volume of our product sales, and our ability to earn potential regulatory and commercial milestones under our license and collaboration arrangements.

Until such time, if ever, that we can generate substantial product revenue, we may finance our operations through our existing cash, cash equivalents, short-term investments, equity offerings, debt financings and other capital sources which may include collaborations, strategic alliances, marketing, distribution or licensing arrangements or other arrangements with third parties. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. In addition, any future debt agreements may limit our ability to enter into certain debt financings without the consent of the lenders thereunder. On September 29, 2025 we entered into a Credit Agreement (the “Credit Agreement”) with RA Capital Agency Services, LLC (as the “Administrative Agent”) and affiliates of OMERS Administration Corporation and RA Capital Management, L.P. as lenders (the “Lenders”), which provides for an aggregate principal amount of up to $250.0 million of term loans from the Lenders to us (the “Credit Facility”). Subject to limited exceptions, we are prohibited from incurring additional indebtedness and entering into certain strategic and licensing transactions without the prior written consent of the Lenders pursuant to the Credit Agreement. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and may require us to delay or reduce our marketing and sales efforts, or delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

ALK Co-Promotion Agreement

In May 2025, the Company and ALK U.S. entered into a co-promotion agreement, which was subsequently amended in October 2025 (the “ALK Co-Promotion Agreement”), to co-promote neffy to up to 9,000 specified pediatricians and other prescribers in the U.S. Accordingly, we granted ALK U.S. a non-exclusive, royalty-free license to use the neffy trademarks and copyrights and the ARS house marks in the U.S. solely in connection with promoting neffy pursuant to the terms of the ALK Co-Promotion Agreement.

Under the ALK Co-Promotion Agreement, ALK U.S. commenced its promotion activities in May 2025 and is obligated to meet specified ramp-up milestones and minimum detail requirements using sales representatives that meet specific qualifications. In addition, during the term of the ALK Co-Promotion Agreement and for 180 days thereafter, ALK U.S. will not market, sell or manufacture any injection product containing epinephrine in the U.S.

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

Financial Overview

Revenues

We have recognized net product sales in the United States since the commercial launch of neffy in September 2024. We have signed collaboration and license agreements for neffy for all geographies outside of the United States. The terms of these agreements may include payment to us of one or more of the following: non-refundable, upfront license fees; clinical, regulatory, and/or commercial milestone payments; clinical development fees; and royalties or a transfer price on net sales of licensed products if neffy receives marketing approval in these regions. We expect product revenues to fluctuate in future periods as we continue with the commercial launch of neffy. We expect revenues under collaboration agreements to fluctuate in future periods based on our ability to meet various regulatory milestones, and contingent on successfully obtaining regulatory approval for neffy in the licensed regions, commercial milestones, royalties or transfer price earned from our partner’s net sales and the supply of commercial product as set forth in the agreements described earlier.

Cost of Goods Sold

Cost of goods sold consists primarily of direct and indirect costs to manufacture neffy for commercial sale, including salaries and related expenses for personnel, stock-based compensation, third-party manufacturing costs, raw material and component costs, excess or obsolete inventory adjustment charges, inventory write offs, packaging services, freight, storage costs, distribution fees, amortization of capitalized in-licensed costs, and royalties on product sales. Prior to the FDA approval of neffy in August 2024, certain inventory components were purchased to manufacture neffy and recorded as research and development expenses, resulting in zero-cost inventory components. As a result, the cost of goods sold related to neffy will initially reflect a lower average per unit cost of materials, as previously expensed inventory components are consumed in commercial production and sold to customers.

As of September 30, 2025, we had $8.4 million in zero-cost inventory components remaining, and no zero-cost inventory components were determined to be obsolete. Based on our current forecast, we expect zero-cost inventory components to be substantially consumed in commercial production by mid-2026. The time over which the zero-cost inventory components are included in cost of goods sold will depend on several factors, but primarily the timing of future neffy sales.

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
•
costs related to manufacturing neffy and our intranasal epinephrine technology product candidates for clinical trials and process validation studies, including fees paid to contract manufacturing organizations (“CMOs”) and other third-party manufacturers;
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

Selling, general and administrative expenses have increased since the third quarter of 2024 due to the establishment of our sales force, the development and commencement of our marketing campaigns and initiatives, the ALK Co-Promotion Agreement, the hiring of additional sales and marketing personnel to support full commercialization activities, and the addition of infrastructure and programs to support commercialization activities. We expect to continue to incur audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, board of director fees, investor relations costs associated with operating as a public company, patent costs and defense, and general and administrative personnel.

Other Income, net

Other income, net consists primarily of interest income from our cash, cash equivalents, and short-term investments, interest expense on our outstanding debt, and net amortization and accretion associated with our short-term investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Revenue:
Product revenue, net	$31,300	$568	$30,732	*
Revenue under collaboration agreements	55	1,500	(1,445)	(96%)
Revenue under supply agreements	1,146	—	1,146	*
Total revenue	32,501	2,068	30,433	*
Operating expenses:
Cost of goods sold	8,191	112	8,079	*
Research and development(1)	2,751	4,423	(1,672)	(38%)
Selling, general and administrative(1)	74,751	19,281	55,470	*
Total operating expenses	85,693	23,816	61,877	*
Loss from operations	(53,192)	(21,748)	(31,444)	*
Other income, net	2,041	2,620	(579)	(22%)
Net loss	$(51,151)	$(19,128)	(32,023)	*
Change in unrealized gains and losses on available-for-sale securities	39	484	(445)	(92%)
Comprehensive loss	$(51,112)	$(18,644)	$(32,468)	*

______________

* Not meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Research and development	$664	$734
Selling, general and administrative	5,025	2,857
Total	$5,689	$3,591

Revenues. Revenue for the three months ended September 30, 2025 was $32.5 million, as compared to $2.1 million for the three months ended September 30, 2024. Revenue for the three months ended September 30, 2025 includes $31.3 million in net product revenues for sales of neffy in the United States, $1.1 million in revenue under supply agreements with partners, and less than $0.1 million in revenue for the performance of development and regulatory services performance obligations under the ALK Collaboration Agreement. Revenue for the three months ended September 30, 2024 includes $0.6 million in net product revenues for sales of neffy and $1.5 million in revenue for the first milestone event under the Seqirus Agreement.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2025 was $8.2 million, as compared to $0.1 million for the three months ended September 30, 2024. Prior to August 2024, costs incurred to manufacture neffy were recorded as research and development expenses, and product sales subsequent to August 2024 partially utilized zero-cost inventory components. Cost of goods sold consisted primarily of product costs and royalties in both periods.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2025 was $2.8 million, as compared to $4.4 million for the three months ended September 30, 2024. The decrease of $1.7 million was primarily due to decreases in product development-related expense of $1.5 million, outside services of $0.4 million, and other research and development expenses of $0.2 million, partially offset by an increase in clinical trial costs of $0.4 million.

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Clinical and regulatory	$1,840	$1,422
Manufacturing and non-clinical development	911	3,001
Total	$2,751	$4,423

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2025 was $74.8 million, as compared to $19.3 million for the three months ended September 30, 2024. The increase of $55.5 million was primarily due to increases in marketing-related expenses of $41.6 million, personnel-related expenses of $7.9 million, stock-based compensation expense of $2.2 million, outside services of $1.5 million, travel and meals expense of $1.1 million incurred by our sales personnel, and other general operating costs of $1.2 million.

Other Income, Net. Other income, net for the three months ended September 30, 2025 was $2.0 million, as compared to $2.6 million for the three months ended September 30, 2024. The decrease of $0.6 million was primarily due to a decrease in net accretion of discounts on short-term investments of $0.9 million, partially offset by an increase in interest income of $0.3 million from our cash, cash equivalents, and short-term investments.

Results of Operations

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Nine Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Revenue:
Product revenue, net	$51,863	$568	$51,295	*
Revenue under collaboration agreements	2,859	2,000	859	43%
Revenue under supply agreements	1,469	—	1,469	*
Total revenue	56,191	2,568	53,623	*
Operating expenses:
Cost of goods sold	14,269	112	14,157	*
Research and development(1)	9,738	16,553	(6,815)	(41%)
Selling, general and administrative(1)	170,167	36,183	133,984	*
Total operating expenses	194,174	52,848	141,326	*
Loss from operations	(137,983)	(50,280)	(87,703)	*
Other income, net	8,009	8,344	(335)	(4%)
Net loss	(129,974)	(41,936)	(88,038)	*
Change in unrealized gains and losses on available-for-sale securities	(227)	290	(517)	*
Comprehensive loss	$(130,201)	$(41,646)	$(88,555)	*

_____________

* Not meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Research and development	$1,991	$2,558
Selling, general and administrative	14,367	7,713
Total	$16,358	$10,271

Revenues. Revenue for the nine months ended September 30, 2025 was $56.2 million, as compared to $2.6 million for the nine months ended September 30, 2024. Revenue for the nine months ended September 30, 2025 includes $51.9 million in net product revenues for sales of neffy in the United States, $2.9 million in revenue for the achievement of the milestone for the first commercial sale of EURneffy and for the performance of development and regulatory services performance obligations under the ALK Collaboration Agreement, and $1.5 million in revenue under supply agreements with partners. Revenue for the nine months ended September 30, 2024 includes $0.6 million in net product revenue for sales of neffy and $2.0 million in revenues under the Seqirus Agreement. The revenues under the Seqirus Agreement consists of $1.5 million for the first event milestone and $0.5 million for the delivery of the license for neffy in the Seqirus Territory in combination with the transfer of know-how.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2025 was $14.3 million, as compared to $0.1 million for the nine months ended September 30, 2024. Prior to August 2024, costs incurred to manufacture neffy were recorded as research and development expenses, and product sales subsequent to August 2024 partially utilized zero-cost inventory components. Cost of goods sold consisted primarily of product costs and royalties, and during the nine months ended September 30, 2025, the establishment of an inventory reserve.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2025 was $9.7 million, as compared to $16.6 million for the nine months ended September 30, 2024. The decrease of $6.8 million was primarily due to decreases in IPR&D expense of $2.1 million from the achievement of the EMA regulatory milestone under the Recordati Termination Agreement during the nine months ended September 30, 2024, product-development related expense of $1.6 million, clinical trial costs of $1.3 million, personnel-related expenses of $0.9 million, stock-based compensation expense of $0.6 million, and other research and development expenses of $0.3 million.

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Clinical and regulatory	$5,073	$6,686
Manufacturing and non-clinical development	4,665	9,867
Total	$9,738	$16,553

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2025 was $170.2 million, as compared to $36.2 million for the nine months ended September 30, 2024. The increase of $134.0 million was primarily due to increases in marketing-related expenses of $87.3 million, personnel-related expenses of $25.9 million, stock-based compensation expense of $6.7 million, outside services of $4.0 million, travel and meals expense of $3.8 million incurred by our sales personnel, conference and seminar expense of $2.2 million, audit, tax and valuation fees of $1.5 million, legal fees of $1.3 million, and other general operating costs of $1.3 million.

Other Income, Net. Other income, net for the nine months ended September 30, 2025 was $8.0 million, as compared to $8.3 million for the nine months ended September 30, 2024. The decrease of $0.3 million was primarily due to a decrease in net accretion of discounts on short-term investments of $1.3 million, partially offset by an increase in interest income from our cash, cash equivalents, and short-term investments of $1.0 million.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have recognized limited net product sales since the commercial launch of neffy in September 2024. We have funded our operations to date primarily with proceeds from the Merger, private placement of convertible preferred stock, issuance of common stock, licensing, supply and distribution arrangements with our commercialization partners, debt, and net product sales. As of September 30, 2025, we had cash, cash equivalents, and short-term investments of $288.2 million.

Cash flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash and cash equivalents used in operating activities	$(127,381)	$(28,456)
Net cash and cash equivalents provided by (used in) investing activities	32,654	(4,341)
Net cash and cash equivalents provided by financing activities	103,467	1,483
Net increase (decrease) in cash and cash equivalents	$8,740	$(31,314)

Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $127.4 million. This consisted primarily of a net loss of $130.0 million, an increase in our operating assets and operating liabilities of $40.3 million and $27.7 million, respectively, and non-cash charges of $15.1 million. The increase in our operating assets was due to increases in accounts receivable of $28.4 million and inventories of $12.3 million, partially offset by a decrease in prepaid expenses and other assets of $0.4 million. The increase in our operating liabilities was primarily attributable to an increase in accounts payable and accrued expenses of $27.9 million, partially offset by a decrease in contract liability of $0.3 million. The non-cash charges consisted primarily of non-cash stock-based compensation of $16.4 million, establishment of an inventory reserve of $2.2 million, and depreciation and amortization expense of $1.0 million, partially offset by $4.5 million in net accretion of discounts on short-term investments.

During the nine months ended September 30, 2024, net cash used in operating activities was $28.5 million. This consisted primarily of a net loss of $41.9 million, an increase in our operating liabilities of $8.7 million, a decrease in our operating assets of $0.1 million, and non-cash charges of $4.6 million. The increase in our operating liabilities was primarily due to an increase in accounts payable and accrued liabilities of $8.7 million. The decrease in our operating assets was primarily due to a decrease in prepaid and other assets of $1.1 million, partially offset by an increase in accounts receivable of $0.8 million and an increase in inventories of $0.2 million. The non-cash charges consisted of non-cash stock-based compensation of $10.3 million, partially offset by $5.7 million in net accretion of discounts on short-term investments.

Investing Activities

During the nine months ended September 30, 2025, the cash and cash equivalents provided by investing activities was $32.7 million. This consisted of maturities of short-term investments of $232.0 million, partially offset by purchases of short-term investments of $193.1 million, payments of milestone obligations under license agreements of $5.9 million, and purchases of property and equipment of $0.3 million. During the nine months ended September 30, 2024, the cash and cash equivalents used in investing activities was $4.3 million. This consisted primarily of purchases of short-term investments of $192.6 million, maturities of short-term investments of $191.0 million, payments of milestone obligations under license agreements of $2.5 million, and purchases of property and equipment of $0.3 million.

Financing Activities

During the nine months ended September 30, 2025, the $103.5 million of cash and cash equivalents provided by financing activities was attributable to net proceeds from the term loan under the Credit Agreement of $97.8 million, proceeds from stock option exercises and issuance of common stock under the employee stock purchase plan of $3.9 million, and proceeds from milestone obligations met under license agreements of $2.6 million, partially offset by payments of term loan issuance costs of $0.8 million. During the nine months ended September 30, 2024, the cash and cash equivalents provided by financing activities was $1.5 million, which consisted of proceeds from stock option exercises and issuance of common stock under the employee stock purchase plan.

Term Loans

On September 29, 2025 (the “Closing Date”), we entered into the Credit Agreement with the Administrative Agent and the Lenders, which provides for an aggregate principal amount up to $250.0 million of term loans from the Lenders to us, including an initial tranche of $100.0 million under Term A Loan funded on the Closing Date, $25.0 million under Term B Loan that will be made available during the period commencing on the six-month anniversary of the Closing Date and ending no later than the one-year anniversary of the Closing Date, up to $25.0 million under Term C Loan will be made available at our election during the period commencing on and including the Closing Date and ending no later than the two-year anniversary of the Closing Date, subject to the satisfaction of a certain revenue requirement, and up to $100.0 million under Term D Loan, subject to the consent of the Lenders. The Term Loans will mature on the five-year anniversary of the Closing Date. The Credit Facility enhances our liquidity position and provides additional financial flexibility, subject to the satisfaction of certain customary conditions for future tranches and revenue-based requirements for the third tranche.

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
•
our ability to service our current credit facility under the Credit Agreement and access, if and when needed, additional amounts of principal provided for under the Credit Agreement;
•
the costs of preparing, filing, and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and
•
the costs of operating as a public company.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through a combination of our existing cash, cash equivalents, short-term investments, equity offerings, debt financings and other capital sources which may include collaborations, strategic alliances, marketing, distribution or licensing arrangements or other arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, our current or future debt agreements may limit our ability to incur additional debt. Subject to limited exceptions, we are prohibited from incurring additional indebtedness and entering into certain strategic and licensing transactions without the prior written consent of the Lenders pursuant to the Credit Agreement. If we raise funds through additional collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, development programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock.

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

Material Cash Requirements

The total amount of unconditional purchase obligations related to the supply of raw materials is $56.9 million as of September 30, 2025. Our estimated remaining payment obligations by year are as follows: 2025 ($0.2 million), 2026 ($10.4 million), 2027 ($11.8 million), 2028 ($13.8 million), and $2.9 million per year thereafter through 2035.

The total amount of unconditional purchase obligations related to hosted software license subscription fees is $2.2 million as of September 30, 2025. Our estimated remaining payment obligations by year are as follows: 2025 ($0.3 million), 2026 ($1.5 million), and 2027 ($0.4 million).

In August 2024, we entered into a corporate sponsorship agreement with Food Allergy Research and Education, Inc., which was subsequently amended in May 2025, pursuant to which we have payment obligations of $14.0 million over a 43-month period. Our remaining payment obligations as of September 30, 2025 are $7.0 million. Our estimated remaining payment obligations by year are as follows: 2025 ($1.0 million), 2026 ($5.0 million), and 2027 ($1.0 million).

In June 2018, we entered into a License Agreement (the “Aegis Agreement”) with Aegis Therapeutics, LLC (“Aegis”), a wholly owned subsidiary of Neurelis, Inc. In November 2024, OrbiMed Advisors LLC (“OrbiMed”) entered into an agreement with Aegis, to purchase the rights, royalty interests, and related sales milestone payments on net product sales of neffy. Our remaining payment obligations to OrbiMed under the Aegis Agreement are contingent upon our achievement of certain commercial milestones and have been reduced to $11.0 million as of September 30, 2025. Under the Aegis Agreement, we are also required to make royalty payments to OrbiMed based on a mid-single-digit percentage of net product sales. Future royalty payment amounts are indeterminate since they depend on future revenues, which are uncertain.

In February 2023, we entered into a termination agreement (the “Recordati Termination Agreement”) with Recordati Ireland, Ltd. (“Recordati”) to reacquire the rights to neffy in Europe and certain European Free Trade Association, Russia/the Commonwealth of Independent States, Middle East and African countries (the “Recordati Territory”). Under the Recordati Termination Agreement, we are required to make royalty payments to Recordati of up to €5.0 million in the aggregate from sales of Recordati Licensed Product(s) in the Recordati Territory, of which up to €4.8 million (approximately $5.7 million in U.S. dollars) remain. Future royalty payment amounts are indeterminate since they depend on future revenues, which are uncertain.

In May 2025, we entered into the ALK Co-Promotion Agreement with ALK U.S. to co-promote neffy to up to 9,000 specified pediatricians and other prescribers in the U.S. Pursuant to the ALK Co-Promotion Agreement, we will pay ALK U.S. a base fee to compensation ALK U.S. for its promotion activities. Payments for the first year of the partnership will be deferred and paid in the second year of the partnership. The total remaining payment obligations under this agreement are $26.8 million as of September 30, 2025. Our remaining payment obligations by year are as follows: 2025 ($0.0 million), 2026 ($4.4 million), 2027 ($14.2 million), 2028 ($4.6 million), and 2029 ($3.6 million). In addition to the base fee, ALK U.S will be eligible to receive performance-based payments from us. Future performance-based payment amounts are indeterminate since they depend on future revenues, which are uncertain.

In September 2025, we entered into the Credit Agreement with the Administrative Agent and Lenders. The outstanding principal of $100.0 million at September 30, 2025 is due upon maturity on September 29, 2030. Estimated interest payments are calculated based on the outstanding principal, the applicable interest rate and expected timing of scheduled payments as of September 30, 2025. As of September 30, 2025, based on the interest rate in effect at such date, total estimated interest payments are $48.1 million, and our estimated interest payments by year are as follows: 2025 ($2.5 million), 2026 ($9.6 million), 2027 ($9.6 million), 2028 ($9.6 million), 2029 ($9.6 million), and 2030 ($7.2 million).

We enter into contracts in the normal course of business with third-party contract organizations and vendors for clinical studies, manufacturing and other services and products. These contracts generally provide for termination after a notice period.

As of September 30, 2025, we have not recognized any reserves related to uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.

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

During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies or estimates. Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 20, 2025 and Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

On June 30, 2025, the aggregate market value of our common stock held by non-affiliates exceeded $700 million, based on the closing price of our common stock on The Nasdaq Stock Global Select Market on such date. Due to recent SEC guidance, we will continue to be a non-accelerated filer through at least our fiscal year ending December 31, 2026. We will also be permitted to continue to comply with the scaled disclosures rules applicable to smaller reporting companies until the filing of our quarterly report on Form 10-Q for the quarter ending March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a “smaller reporting company” as defined under Item 10(f)(1) of Regulation S-K of the Securities Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. See Note 10 – Commitments and Contingencies to the unaudited condensed consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Part II, Item 1, for any required disclosure.

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

If the FDA, the European Commission or other comparable foreign regulatory authorities approve generic versions of neffy or our current or future intranasal epinephrine technology product candidates that receives regulatory approval, or such authorities do not grant our products appropriate periods of non-patent exclusivity before approving generic versions of such products, the sales of such products could be adversely affected.*

In the United States, once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. The FDA may not finally approve an ANDA for a generic product or a Section 505(b)(2) NDA of a competitor until any applicable period of non-patent exclusivity and patent exclusivity for the reference listed drug in the Orange Book has expired. We have not received U.S. non-patent marketing exclusivity for neffy, which was approved by the FDA under the 505(b)(2) regulatory pathway. We have 8 patents with claims covering neffy listed in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of neffy or an NDA submitted under the 505(b)(2) regulatory pathway referencing neffy must make one of the following certifications to the FDA concerning the patents listed in the Orange Book for neffy: (a) the patents that are listed have expired; (b) the date on which such patents will expire; or (c) such patents are invalid or will not be infringed upon by the manufacture, use or sale of the generic equivalent version of neffy or the drug product submitted under the 505(b)(2) regulatory pathway referencing neffy. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to us for each patent to which the ANDA or 505(b)(2) application refers. Following receipt of a paragraph IV notice, we may bring a lawsuit for patent infringement against the paragraph IV filer, and we may be entitled to a statutory 30-month stay of approval of the proposed product of the paragraph IV filer. We received a Paragraph IV certification notice letter from Lupin in August 2025, providing notification to us that Lupin submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of neffy 2 mg. See Note 10 – Commitments and Contingencies to the unaudited condensed consolidated financial statements in this Form 10-Q for additional discussion. In support of an ANDA, a generic manufacturer generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, and adequate labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning, in part, that it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Moreover, third-party insurers require, and many states allow or require, substitution of therapeutically equivalent generic drugs at the pharmacy level even if the branded drug is prescribed. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug may be lost to the generic product.

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

Any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past and may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past, as well as successful phishing attempts that did not have a material adverse effect, and expect such attempts will continue in the future. In addition, we have become aware of certain security incidents whereby vendor email accounts have been hacked and the bad actors impersonated our vendors in email communications with us. None of these incidents have had a material adverse effect on our business. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to operate our business.

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

We have incurred significant losses since our inception.*

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have one product approved for commercial sale and have generated only limited revenue from product sales to date, and we will continue to incur significant expenses related to our commercialization activities, clinical development and ongoing operations. As a result, we have incurred significant losses in most periods since our inception. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, pre-commercialization activities, the commercial launch of neffy and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net income was $8.0 million for the year ended December 31, 2024 and our net loss was $54.4 million for the year ended December 31, 2023. Our net loss was $130.0 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $253.3 million. We expect to continue to incur significant losses for the foreseeable future.

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
•
incur and pay the interest expense under the Credit Agreement;
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
•
our ability to service our current credit facility under the Credit Agreement and access, if and when needed, additional amounts of principal provided for under the Credit Agreement;
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

We have no committed source of additional capital other than potential milestone payments, potential draw-downs under the Credit Agreement, each subject to its own conditions, and royalties under our collaboration and licensing agreements. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development and commercialization of neffy. We may need to seek licensing and collaboration partners for neffy for commercialization in additional indications on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to neffy in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition, and results of operations.

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

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, stockholders’ interests may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect our stockholders’ rights. In addition, new debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that further limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, which could adversely impact our ability to conduct our business. On September 29, 2025, we entered into the Credit Agreement, which subjects us to a number of restrictive covenants, including among others (subject to certain qualifications and exceptions), limitations on our ability to incur additional debt; create liens and encumbrances; merge, dissolve, liquidate or consolidate; make acquisitions, investments, or advances, dispose of or transfer assets, pay dividends, and enter into transactions with affiliates. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect their ability to oversee the commercialization of neffy and the development and potential future commercialization of neffy or our intranasal epinephrine technology product candidates for additional indications.

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

Our Credit Agreement contains conditions and restrictions that limit our flexibility in drawing on the additional funds thereunder and in operating our business. We may be required to repay our outstanding indebtedness under the Credit Agreement earlier than we expect and possibly at a time when we do not have sufficient capital to meet such obligations if an event of default occurs (including a material adverse change affecting our business), which could have a material adverse effect on our financial condition and results of operations.*

As of September 30, 2025, we had an outstanding principal balance under our Credit Agreement of $100.0 million. We may also draw, at our election, up to an additional (i) $25.0 million under the Term B Loan during the period commencing on the six-month anniversary of the Closing Date and ending no later than the one-year anniversary of the Closing Date, (ii) $25.0 million under the Term C Loan will be made available at our election during the period commencing on and including the Closing Date and ending no later than the two-year anniversary of the Closing Date, subject to the satisfaction of a certain revenue requirement under the Credit Agreement, and (iii) $100.0 million under the Term D Loan, subject to the consent of the Lenders. If we are unable to achieve the revenue requirement by the applicable date, we would be unable to borrow additional funds under the Term C Loan under the Credit Agreement, which could negatively impact our ability to fund our operations.

Furthermore, the Credit Agreement contains various covenants that limit or restrict our ability to engage in specified types of transactions. Subject to certain exceptions, these covenants limit our ability to, among other things, incur additional indebtedness; create liens and encumbrances; merge, dissolve, liquidate or consolidate; make acquisitions, investments, or advances, dispose of or transfer assets, pay dividends, and enter into transactions with affiliates. The Credit Agreement also contains a minimum liquidity covenant that requires us to maintain at all times at least $25.0 million of unrestricted cash and cash equivalents. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders. In the case of a continuing event of default under the Credit Agreement, including an event of default that arises due to our failure to comply with the covenants (subject to applicable notice and grace periods), the Lenders under the Credit Agreement could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted to the Lenders a security interest, or otherwise exercise the rights of a secured creditor. We are currently in compliance with the Credit Agreement covenants.

We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the Lenders could seek to enforce security interests in the collateral securing such indebtedness, which would harm our business and financial condition. We cannot be certain that future working capital, borrowings or equity financings will be available to repay or refinance our debt to the Lenders or any other debt we may incur in the future. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This may place us at a competitive disadvantage compared to our competitors that have less indebtedness.

Changes in tax law could adversely affect our business and financial condition.*

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the U.S. Treasury Department, and state and local taxing authorities. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, legislation informally titled the One Big Beautiful Bill Act (“OBBBA”) and the Inflation Reduction Act of 2022 (“IRA”) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to new and existing legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition, realization of tax assets or results of operations.

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

The FDA and other regulatory agencies also closely regulate and monitor the post-approval marketing and promotional claims that may be made about drug products to ensure that the product is not promoted in a manner that results in the company making false or misleading claims. If the FDA or other agency determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Additional changes include aggregate reductions to Medicare payments to providers of up to two percent per fiscal year pursuant to the Budget Control Act of 2011, which went into effect on April 1, 2013, and due to subsequent legislative amendments, will remain in effect until 2032, unless additional Congressional action is taken.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example: (1) directives to reduce agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing “Most-Favored-Nation” pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical product; (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. If implemented, a “Most-Favored-Nation” pricing policy that is determined to apply to us and neffy based on a reference to the lowest ex-U.S. list price for our intranasal epinephrine product could significantly reduce the U.S. list price for neffy and likewise reduce our annual market opportunity for neffy in the United States. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process, modify the Medicare Drug Price Negotiation Program, expand the orphan drug exclusion in the IRA, and reduce Medicaid enrollment and funding.

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

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. On April 10, 2024, the Parliament adopted its related position and on June 4, 2025, the European Council agreed on its position. The Council, the Parliament and the European Commission have begun trilogue negotiations with a view to reaching an agreement on the package. A decrease in data and market exclusivity opportunities for our current or future intranasal epinephrine technology product candidates in the EU could make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

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

These laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, particularly in light of any U.S. presidential and Congressional election, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize neffy or our current or future intranasal epinephrine technology product candidates.

Disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, could prevent the FDA from performing normal functions on which our business relies.*

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, a reduction in the FDA’s workforce and its ability to hire and retain key personnel. Disruptions at the FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. For example, government shutdowns and reductions in the FDA’s workforce and budgetary pressures could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the marketing of our products which could have a material adverse effect on our business.

Governments outside the United States may impose strict price controls, which may adversely affect our revenues, if any.*

In some countries, including certain Member States of the EU, the pricing of prescription drugs is, in part, subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. The EU provides options for the EU Member States to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for drug products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of our current or future intranasal epinephrine technology product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval, which is time-consuming and costly. This Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and began to apply on January 12, 2025 through a phased implementation, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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
•
the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” and their covered subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

Further, our personnel, and those of any third parties involved in our operations, including vendors, service providers, collaborators, contractors, and consultants, may develop and use artificial intelligence technologies in the course of performing work for us, including generative artificial intelligence technologies (“GenAI”) that have the ability to output new content and information based on user inputs. GenAI has the potential to benefit our business and operations, including by potentially creating efficiencies and enabling powerful research and development that may otherwise not be possible, and we may be at a competitive disadvantage if we do not or are unable to use GenAI, or only use it for limited purposes. However, use of GenAI in connection with our confidential, proprietary, or otherwise sensitive information, including personal data, may result in leaks, disclosure, or otherwise unauthorized or unintended access to or use or other processing of such information, including incorporation of such information into the applicable GenAI system or use of such information to further refine and train the GenAI models. Any such access or use, or any improper or inappropriate use, of GenAI could, for example, reveal trade secrets or other confidential information that may enable third parties to replicate or improve upon our technologies and programs, advance their technologies or programs more rapidly than we do, or otherwise negatively impact the value of, or our ability to obtain or maintain, intellectual property rights. Access to and use and other processing of personal data may subject us to risks and potential liability and obligations under applicable data privacy laws. Further, we may use the output of GenAI in our technologies, programs, and other aspects of our business, and such output could incorporate third-party intellectual property, or we may otherwise be unable to own, protect, further develop, or ultimately use such output, which could significantly harm our business to the extent such technologies, programs, or other aspects of our business rely upon such output. Such output may also be false, non-sensical, biased, or otherwise harmful to our operations and business if incorporated therein. Further, our ability to use GenAI or further develop or use its output may depend on access to specific third-party software and infrastructure, such as processing hardware or third-party artificial intelligence models, and we cannot control the availability or pricing of such software and infrastructure, especially in a highly competitive environment. We may also face novel and urgent cybersecurity risks and emerging ethical risks relating to the use of GenAI, which could adversely affect our operations, assets, including intellectual property and data, and reputation, as well as those of any third parties involved in our operations. Use of artificial intelligence technologies in general, and GenAI in particular, in our business could subject us to additional costs and expenses, litigation, regulatory actions and investigations, and other negative consequences. There is significant uncertainty with respect to the nature of the laws and regulations that have been and may in the future be adopted, including how such laws and regulations will be interpreted and applied, both within and outside of the U.S., with respect to the use of artificial intelligence technologies in general, and GenAI in particular, including the ownership of or right to use the output of GenAI. We may need to expend significant resources to modify and maintain our business practices to comply with such laws and regulations and to otherwise ensure appropriate and lawful use of artificial intelligence technologies, including GenAI and its output, in our technologies, programs, and other aspects of our business.

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

Our patents or pending patent applications, or the patents or pending patent applications that we license, may be challenged in the courts or patent offices in the United States and other foreign jurisdictions. We may, in the future, be subject to third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”) or become involved in post-grant review procedures, derivations, reexaminations, or inter partes review proceedings, in the United States or oppositions or similar proceedings in foreign jurisdictions, challenging our patent rights. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.*

Patents are of national or regional effect. Although as of July 11, 2025 we co-own or exclusively license eight issued U.S. patents, granted patents in each of Australia, Canada, China, Hong Kong, Israel, Japan, Mexico, Singapore, South Korea, and over thirty member states of the European Patent Organization, including the United Kingdom, directed to neffy and its uses, among other things, four pending U.S. patent applications, one pending international patent application and fifteen pending foreign patent applications directed to neffy and its uses, among other things, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These competitor products may compete with our product, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We have not received U.S. non-patent marketing exclusivity for neffy, which was approved by the FDA under the 505(b)(2) regulatory pathway. Without non-patent marketing exclusivity for neffy, we may face competition by third parties seeking to market generic versions of neffy as early as our approval by the FDA. Upon approval of neffy by the FDA, we listed 7 patents with claims covering neffy in the Orange Book. An eighth patent with claims covering neffy was subsequently listed in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of neffy or an NDA submitted under the 505(b)(2) regulatory pathway referencing neffy must make one of the following certifications to the FDA concerning the patents listed in the Orange Book for neffy: (a) the patents that are listed have expired; (b) the date on which such patents will expire; or (c) such patents are invalid or will not be infringed upon by the manufacture, use or sale of the generic equivalent version of neffy or the drug product submitted under the 505(b)(2) regulatory pathway referencing neffy. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to us for each patent to which the ANDA or 505(b)(2) application refers. Following receipt of a paragraph IV notice, we may bring a lawsuit for patent infringement against the paragraph IV filer, and we may be entitled to a statutory 30-month stay of approval of the proposed product of the paragraph IV filer. We received a Paragraph IV certification notice letter from Lupin in August 2025, providing notification to us that Lupin submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of neffy 2 mg. See Note 10 – Commitments and Contingencies to the unaudited condensed consolidated financial statements in this Form 10-Q for additional discussion. Although we expect to vigorously defend our patents from infringement by third parties, there can be no assurances that we will be successful with respect to such defense or any other legal proceedings which may arise in the ordinary course of our business. Such a failure may have a material impact on our business, our results of operations, and our financial condition in the future.

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

We may encounter difficulties in managing our growth, which could disrupt our operations.*

We expanded our organization following FDA approval of neffy in August 2024. Specifically, we increased our sales force and made additional hires in the areas of general and administrative, medical, commercial, sales and marketing, and operations. As a result, our headcount has increased from 23 full-time employees and 5 part-time employees as of July 31, 2024 to 162 full-time employees and 5 part-time employees as of September 30, 2025. We may need to further expand our headcount in the future to support our growth strategy. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of our attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such recent and anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If we are unable to effectively manage our recent and expected growth, our ability to generate revenues or achieve future profitability could be reduced and we may not be able to implement our business strategy, including the successful commercialization of neffy.

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
•
trading volume of our common stock;
•
perceived and actual risks associated with our Credit Agreement;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
10.1‡*

Credit Agreement, dated September 29, 2025, by and between ARS Pharmaceuticals Operations, Inc., as the borrower, ARS Pharmaceuticals, Inc. and certain of its subsidiaries from time to time party thereto as guarantors, the lenders from time to time party thereto, and RA Capital Agency Services, LLC, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2025).

10.2*	First Amendment, dated October 23, 2025, to Co-Promotion Agreement, dated May 2, 2025, by and between ARS Pharmaceuticals, Inc. and ALK-Abelló Inc.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

ARS PHARMACEUTICALS, INC.

Date: November 10, 2025	By:	/s/ Richard Lowenthal
Richard Lowenthal, M.S., MSEL
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Kathleen D. Scott
Kathleen D. Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)