Form 10-K
period 2025-12-31
ARS Pharmaceuticals, Inc.
filed 2026-03-09
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of March 4, 2026 there were 99,297,307 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,094.9 million as of June 30, 2025 (the last trading day of the registrant’s most recently completed second quarter) based on the closing price of $17.45 as reported on the Nasdaq Global Market on such date. Shares of the registrant’s common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than April 30, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ARS Pharmaceuticals, Inc.

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
•
the likelihood of neffy attaining and maintaining favorable coverage;
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
•
the size of the markets (including annual sales opportunities) for our current and future product candidates, as well as for neffy for its currently approved indications and geographic markets, the projected growth thereof, and our, and our collaboration and marketing partners’, ability to capture and grow those markets;
•
our expected competitive position;
•
our potential to become the standard in treatment and transform the treatment of allergic reactions;
•
the expected intellectual property protection for neffy;
•
our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection for neffy, or any future product candidate;
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

Any forward-looking statements in this Annual Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. Risk Factors of this Annual Report. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

neffy and EURneffy are trademarks of ours that we use in this Annual Report. This Annual Report also includes trademarks, trade names, and service marks that are the property of other organizations. Solely for convenience, our trademarks and trade names referred to in this Annual Report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to our trademark and trade names. The use or display of other companies’ trade names or trademarks do not suggest or imply a relationship or affiliation with, or endorsement or sponsorship of us by, any other companies.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part I, Item 1A. Risk Factors in this Annual Report. Some of the material risks associated with our business include the following:

•
We are highly dependent on the successful commercialization of neffy. To the extent neffy and EURneffy are not commercially successful, our business, financial condition and results of operations would be materially adversely affected, and the price of our common stock would likely decline.
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

neffy and EURneffy are trademarks of ours that we use in this Annual Report. This Annual Report also includes trademarks, trade names, and service marks that are the property of other organizations. Solely for convenience, our trademarks and trade names referred to in this Annual Report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to our trademark and trade names. The use or display of other companies’ trade names or trademarks do not suggest or imply a relationship or affiliation with, or endorsement or sponsorship of us by, any other companies.

Overview

Company Summary

We are a biopharmaceutical company focused on the commercialization and development of neffy (currently identified in the European Union (“EU”) and United Kingdom (“U.K.”) by the trade name EURneffy and in China by the trade name 优敏速) for needle-free intranasal delivery of epinephrine for emergency treatment of Type I allergic reactions, including anaphylaxis. neffy is the first and only FDA and European Commission (“EC”)-approved needle-free epinephrine product, and also has approvals in the U.K., Japan, Australia, and China. It is the first new delivery method for epinephrine in more than 35 years. neffy is a proprietary composition of epinephrine with an innovative absorption enhancer called Intravail, which allows neffy to safely provide intranasal delivery of epinephrine at a low dose within the exposures of approved injectable products across a range of dosing conditions (including repeat dosing and allergen challenge).

We believe neffy’s “no needle, no injection” approach addresses a significant unmet need in the use of epinephrine. There are approximately 40 million people in the U.S. who experience Type I allergic reactions. Of this group, approximately 20 million people are reported to have been diagnosed and experienced severe Type I allergic reactions that may lead to anaphylaxis, and approximately 6.5 million of those were prescribed an epinephrine autoinjector. However, in recent years, only an estimated one-half of those consistently fill their prescribed autoinjector with them. We believe the market opportunity for neffy in the U.S. is significant. Those estimated 3.2 million patients who currently fill their active epinephrine autoinjector prescription would represent approximately $1.8 billion in annual U.S. net sales at neffy’s estimated gross-to-net yield based on epinephrine device unit volume in 2025.

In August 2024, the FDA approved neffy 2 mg for the emergency treatment of Type I allergic reactions, including anaphylaxis, in adults and children who weigh 30 kg or greater, with neffy 1 mg subsequently approved in March 2025 for patients who are four years of age and older and weigh 15 kg to less than 30 kg. Our commercialization efforts for neffy currently include a direct sales force of 106 individuals targeting high-volume prescribers, an additional co-promotion U.S. sales force of approximately 70 individuals with our partner, ALK-Abelló, Inc. (“ALK U.S.”, an affiliate of ALK-Abelló A/S (“ALK”)), targeting pediatricians that launched in May 2025, as well as our getneffy.com virtual prescriber website formally launched in November 2025 to minimize physician and patient burden. Our sales force and virtual prescriber options are supported by branded direct-to-consumer marketing through streaming platforms, traditional broadcast and cable television, consumer-facing digital channels, non-personal promotion with healthcare providers, and disease awareness campaigns with advocacy groups.

Our U.S. commercial launch is building momentum, and our launch data shows meaningful physician and patient demand. As of February 2026, more than 22,500 physicians have prescribed neffy since launch. With increasing demand, we’re securing broad insurance coverage, which we believe is a critical factor for accelerating adoption in the high patient volume epinephrine market. Currently, we have approximately 93% overall commercial coverage, inclusive of plans that may still require prior authorization, approximately 57% coverage with commercial insurance without prior authorization, and 8 of 50 Medicaid states covering neffy without prior authorization.

The EC has granted marketing authorization in the EU for EURneffy 2 mg (the trade name for neffy 2 mg in the EU and U.K.), for the emergency treatment of Type I allergic reactions, including anaphylaxis, in adults and children who weigh 30 kg or greater and on January 29, 2026, the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA adopted a positive opinion, recommending marketing authorization in the EU for EURneffy 1 mg for children who are four years of age and older and weigh 15 kg to less than 30 kg. Through our collaboration with ALK, EURneffy 2 mg was launched in Europe, beginning with Germany in June 2025, followed by the U.K. in October 2025. We received approval of neffy 2 mg and 1 mg in Japan in September 2025, which is expected to launch in the first quarter of 2026 by our collaboration partner, Alfresa. We also received approval of neffy 2 mg and 1 mg doses in Australia in December 2025, with commercial launch by our collaboration partner, Seqirus, initiated in February 2026. In December 2025, we received approval in China of 优敏速 (the trade name for neffy 2 mg in China), with commercial launch by our collaboration partner, Pediatrix, expected to start in the first half of 2026. neffy 2 mg is under review by Health Canada, with a regulatory decision expected in the second quarter of 2026 and if approved, commercial launch by our collaboration partner, ALK, expected to start later in 2026. neffy has already been approved or is under regulatory review in countries representing approximately 98% of the current global epinephrine autoinjector sales. For more information regarding our partners and collaboration agreements, see “Business—Our Collaboration and Licensing Agreements.”

Real-world data supports that neffy delivers similar response rates as injections for the emergency treatment of Type I allergic reactions. In September 2025, we reported survey results of anaphylaxis treatment outcomes in the neffy experience program, which provides 1 mg and 2 mg doses of neffy to allergists for in-office use if patients experience an anaphylactic event during oral food challenges or allergen immunotherapy. These results showed that approximately 90% of patients experiencing anaphylaxis symptoms were effectively treated with a single dose of neffy, which is consistent with that historically reported for epinephrine injection. The results were presented as an oral presentation at the American College of Allergy, Asthma and Immunology (“ACAAI”) meeting in early November 2025 and was also published in the Annals of Allergy, Asthma and Immunology, the official peer-reviewed journal of the ACAAI, in December 2025.

We reported positive topline results demonstrating statistically significant and clinically meaningful improvements in treatment-refractory chronic urticaria patients at the American Academy of Allergy and Immunology medical conference in February 2024. In the second quarter of 2025, we initiated a Phase 2b randomized, placebo-controlled outpatient clinical trial involving chronic spontaneous urticaria patients on chronic treatment regimens, who still experience flares or exacerbations. Interim data from this clinical trial is anticipated in the second half of 2026, followed by the potential initiation of a single pivotal efficacy study in mid-2027. We estimate that there are approximately 1.5 million diagnosed chronic urticaria patients in the U.S., of whom approximately half are not well-controlled by antihistamines and continue to experience multiple acute flares a year, and therefore would be prescribed multiple epinephrine nasal spray devices if approved. The chronic urticaria indication represents an addressable market opportunity of more than $2.0 billion annually based on neffy’s current net pricing.

We currently own, co-own and exclusively license a robust global intellectual property portfolio including issued composition of matter and method patents relating to neffy and our intranasal epinephrine technology product candidates that are not expected to expire until 2038.

Epinephrine and Allergic Reactions Background

Type I allergic reactions are potentially life-threatening hypersensitivity reactions that can occur within minutes of exposure to an allergen and need to be treated immediately to relieve symptoms and prevent further progression. Initial symptoms significantly impact patient quality of life and include difficulty breathing, bronchospasms, hypotension, presyncope, itching, hives, swelling of eyes and lips, and abdominal pain and vomiting. If not treated immediately, more severe reactions known as anaphylaxis that involve constriction of the airways, swelling of the throat, rapid heart rate, severe hypotension and other respiratory and cardiac symptoms can develop and potentially present a medical and life-threatening emergency. Immediate administration of epinephrine is currently the only first-line treatment for Type I allergic reactions, including anaphylaxis. The only out-of-hospital delivery option today is an intra-muscular injectable product, typically offered as prefilled syringes or auto-injector devices, such as EpiPen, which is marketed by Viatris Inc., and generic versions of EpiPen, marketed by Teva Pharmaceuticals, Inc. These intra-muscular auto-injection devices have several limitations that include:

•
they lack convenience of portability, with only 50% of patients who fill their prescriptions carrying the device;
•
patients are reluctant to use the device, with approximately 25% to 60% of patients who carry the device refusing to administer;
•
apprehension stemming from the use of a needle that leads to approximately 40% to 60% of patients delaying administration by up to 18 minutes even if they are carrying the device;
•
a high rate of dosing errors, with meta-analyses reporting 23% of patients still failing to dose correctly even after training; and
•
safety concerns including lacerations, caregiver self-injection and frequent potentially cardiotoxic blood vessel injections.

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

Our Approach

neffy 2 mg is approved in the U.S, E.U., U.K., Japan, Australia, and China for the emergency treatment of Type I allergic reactions, including anaphylaxis, for adults and children who weigh 30 kg or greater; neffy 1 mg is approved in the U.S., Australia, and China for the emergency treatment of Type I allergic reactions, including anaphylaxis, for patients who are four years of age and older and weigh 15 kg to less than 30 kg.

neffy and our intranasal epinephrine technology product candidates are designed to address the shortcomings of intra-muscular injectable devices. Based on the factors set forth below, we believe that neffy and our intranasal epinephrine technology product candidates can transform the paradigm of epinephrine delivery by achieving more rapid symptom relief and preventing symptoms from becoming serious or life-threatening.

•
Needle-free, easy-to-use, pocket-sized and highly reliable nasal spray. neffy and our intranasal epinephrine technology product candidates are easier to carry than approved intra-muscular injectables because they are pocket-sized, increasing the likelihood that the device is available for use in an emergency. The device is also highly reliable and easy to use. 100% of untrained adults and untrained children were able to successfully self-administer our intranasal epinephrine technology in our human factors validation study using the intended commercial instructions for use and quick reference guide.
•
No risk of needle-related injuries. neffy and our intranasal epinephrine technology product candidates have no risk of needle-related injuries including injection into a blood vessel, lacerations, or caregiver self-injection because our sprayer device does not have a needle. Accidental injections to the hands or fingers of a caregiver or a child occur more than 3,500 times a year in the U.S. with epinephrine injection devices.
•
Less hesitation to dose epinephrine. Early administration of epinephrine can reduce the severity, risk of hospitalization and mortality associated with severe Type I allergic reactions. In patient surveys, patients indicated a relief from fear of injection and an expectation to utilize neffy without delay in a manner more consistent with recommended guidelines because it’s administered intranasally.
•
Low potent dose of epinephrine. Higher exposures of epinephrine increase the risk of overexposure and potential adverse events including gastrointestinal (“GI”) symptoms due to swallowing excess epinephrine that is not absorbed, if delivered orally. neffy and our intranasal epinephrine technology product candidates have high bioavailability matching the approved doses of injection at a low dose of 2 mg or 1 mg intranasally. Even in the unlikely situation where epinephrine would be 100% bioavailable after administration of neffy or our intranasal epinephrine technology product candidates, the resulting exposure is expected to be tolerable.
•
Increased stability over other existing treatment options. neffy 2 mg has a shelf-life of 30 months at room temperature, while neffy 1 mg has a shelf-life of 24 months at room temperature, as opposed to the reported shelf-life range of approved injection products from the date of product manufacture of 18 to 24 months. Furthermore, neffy has improved stability and shelf-life at high-temperature compared to existing products in the market (testing met specifications in conditions up to 3 months at 50oC or 122oF), which allows neffy to retain potency even if accidentally left in a high temperature environment.

Our Management Team, Financing History and Investors

We were created to innovate, develop and commercialize neffy, a novel, first-in-class treatment that addresses Type I allergy patients’ desire and need for a no needle, no injection, easy-to-use, portable and reliable solution for delivering epinephrine. To achieve this goal, we have assembled a management team with extensive experience in the development and commercialization of drugs, such as approved nasal sprays NARCAN (naloxone nasal spray) and VALTOCO (diazepam nasal spray).

Our company was founded by Richard Lowenthal, M.S., MSEL, Robert Bell, Ph.D. and Sarina Tanimoto, M.D., MBA. Pratik Shah, Ph.D. was our first external investor.

Mr. Lowenthal, our Co-Founder, President, Chief Executive Officer, and one of our directors, has more than 25 years of biotechnology and pharmaceutical development experience including leading the regulatory approvals of VALTOCO (diazepam nasal spray) and NARCAN (naloxone nasal spray). Dr. Bell, our Co-Founder and Chief Scientific Officer, has more than 25 years of product development experience including leading research and development at Barr Laboratories, Inc., Somerset Pharmaceuticals, Inc. and UDL Laboratories, Inc. Dr. Tanimoto, our Co-Founder and Chief Medical Officer, has more than 20 years of pharmaceutical experience in clinical drug development including supporting the approval of multiple nasal spray products such as VALTOCO and NARCAN. Dr. Shah, our Chairman, has more than 30 years of experience founding and leading biopharmaceutical companies and healthcare investment decisions including his role as Chairman and Chief Executive Officer of Design Therapeutics, Inc., former Chairman of Synthorx, Inc. (now part of Sanofi S.A.) and former Chief Executive Officer of Auspex Pharmaceuticals, Inc. (now part of Teva Pharmaceutical Industries Ltd.).

Our commercial team is led by Eric Karas, Chief Commercial Officer, who has more than 25 years of sales, marketing, market access and strategic planning experience across multiple specialty products, including leading commercial initiatives for NARCAN nasal spray at Emergent BioSolutions, Inc. and Adapt Pharma Operations Limited (now part of Emergent BioSolutions, Inc.).

The other key members of the ARS team bring extensive finance, business development and commercial operations experience and include Kathleen Scott, Chief Financial Officer; Justin Chakma, Chief Business Officer; Brian Dorsey, Chief Operating Officer; and Alex Fitzpatrick, Chief Legal Officer.

We have funded our operations to date primarily with proceeds from our equity financing from a syndicate of leading life sciences investors that include, among others, RA Capital, SR One and Deerfield, debt financing with affiliates of RA Capital and OMERS Administration Corporation, licensing and collaboration agreements, product sales, and the reverse merger with Silverback Therapeutics. We have entered into licensing and collaboration agreements for neffy with Alfresa Pharma Corporation (“Alfresa”) for rights in Japan, Pediatrix Therapeutics, Inc. (“Pediatrix”) — founded by F-Prime Capital, Eight Roads and Creacion Ventures — for rights in China, and Seqirus Pty Ltd. (“Seqirus”) for rights in Australia and New Zealand. We have also entered into a licensing and collaboration agreement with ALK for territories outside the U.S. and the territories covered by the Alfresa, Pediatrix and Seqirus agreements; these territories include Canada, the U.K, E.U., and other countries.

Our Strategy

Our mission is to develop innovative, patient-friendly and easy-to-use treatments that empower people with allergies and their caregivers to treat at the first sign of symptoms. Our strategy is focused on commercializing and developing neffy as the first and only approved intranasal treatment for patients diagnosed with severe Type I allergic reactions and are at risk of anaphylaxis and for patients in other allergy indications. Key elements of our strategy include:

•
Continue to educate healthcare providers about neffy. Our commercial infrastructure includes a national sales force of 106 individuals comprising sales reps, area sales managers, and nation sales directors, as well as 10 virtual sales reps and approximately 70 sales reps via our co-promotion partner, ALK U.S., which are collectively intended to reach, at a minimum, healthcare professionals that account for 50 to 55% of the current epinephrine prescriptions in the U.S. Our promotion targets high-prescribing allergists, pediatricians and primary care physicians through both traditional and non-traditional professional channels. As of February 2026, approximately 3,400 healthcare professionals have enrolled in our neffy experience program that allows healthcare professionals to use neffy firsthand as rescue therapy for anaphylaxis during in-clinic allergen challenges, allergen immunotherapy, as well as on-going collection of real-world evidence that supports neffy’s clinical equivalence to injection. We are also disseminating survey results from the neffy experience program that were published in a major peer-reviewed allergy journal, and showed that neffy demonstrated similar treatment response rates as those reported historically with injection in more than 680 treated patients. We anticipate that our promotional reach will eventually exceed greater than 80% of the current epinephrine prescriptions in the U.S. through a combination of continued sales force expansion and non-personal promotion that includes continuing medical education programs in collaboration with allergist societies, speaker bureaus, peer-to-peer programs and participation in regional and national medical conferences.
•
Continue to obtain payor coverage and grow sales of neffy. We have attained approximately 57% unrestricted commercial coverage (i.e. without prior authorization formwork) at a gross-to-net similar to other innovator products, and with 8 state Medicaid programs also covering neffy without prior authorization. We believe payors recognize the value and innovation of neffy for Type I allergic patients, including potential cost-savings to the healthcare system due to greater carriage and early use of epinephrine devices. With our payor contracting strategy, $0 co-pay for commercially eligible patients, a $199 cash price, and patient assistance programs, we anticipate that the out-of-pocket cost for acquiring neffy to patients may be less than, or equivalent to, generic epinephrine autoinjectors, thereby minimizing cost barriers to acquiring neffy.
•
Continue to accelerate direct-to-consumer marketing efforts of neffy. We believe that the epinephrine market has been a historically promotionally sensitive product category, and that the favorable product attributes of neffy are attractive to consumers. Using direct-to-consumer omnichannel strategies to drive awareness and patients asking for neffy, we believe we can reach a majority of the approximately 3.2 million patients in the United States who filled a prescription for an epinephrine intra-muscular injectable device in 2023, as well as the 3.3 million patients who have received a prescription, but refused or discontinued treatment. These 6.5 million patients are primarily treated by the same high-prescribing allergists and pediatricians that our sales force is targeting. We believe that our direct-to-consumer marketing strategy will also activate a portion of the 13.5 million patients who are diagnosed and under the care of physicians (primarily non-allergists), but who have not been prescribed an epinephrine intramuscular injectable between 2020 and 2022. We also formally launched and began direct-to-consumer advertising of our getneffy.com virtual prescriber website in November 2025, which offers patients the option to obtain a neffy prescription the same day with a free visit via a virtual healthcare provider to eliminate the time-burden of an in-person visit. Our launch strategy is also supported by our neffyconnect program that provides support to physicians and patients, including our $25 co-pay savings card, $199 cash price and patient assistance programs; our neffyinSchools programs, where more than 9,000 schools to date have opted into receiving two cartons of neffy at no cost with accompanying school nurse education about neffy; partnerships with patient advocacy organizations including disease awareness campaigns; and multi-channel branded direct to consumer advertising including connected television, point of care, endemic and programmatic display, social media, and paid search that initiated in May 2025, as well as linear television advertising that started in June 2025.

•
Commercialize neffy outside of the U.S. with our partners. The EC granted marketing authorization in the EU for EURneffy 2 mg (the trade name for neffy in the EU and U.K.), for the emergency treatment of Type I allergic reactions, including anaphylaxis, in adults and children who weigh 30 kg or greater. On January 29, 2026, the CHMP of the EMA adopted a positive opinion, recommending marketing authorization in the EU for neffy 1 mg for patients who are four years of age and older and weigh 15 kg to less than 30 kg. Through our collaboration with ALK, EURneffy 2 mg has successfully launched in Europe and the U.K. ALK anticipates peak sales for neffy of approximately $425 million USD in Canada, the EU and U.K. We also received approval of neffy 2 mg and 1 mg doses in Japan in September 2025, which is expected to launch in the first quarter of 2026. In addition, we received approval of neffy 2 mg and 1 mg doses in Australia in October 2025, which launched in February 2026. In December 2025, we received approval in China of 优敏速 (the trade name for neffy 2 mg in China), with commercial launch expected to start in the first half of 2026. We anticipate a regulatory decision for neffy 2 mg in Canada in the second quarter of 2026 and if approved, with commercial launch expected to start later in 2026.
•
Conduct additional studies of neffy and our intranasal epinephrine technology product candidates to address additional Type I allergic reactions. For other conditions that can produce Type I reactions, there remains a significant unmet need. We are conducting clinical studies to support the expansion of labeling for neffy and our intranasal epinephrine technology product candidates to outpatient epinephrine use in other Type I allergy conditions such as urticaria for which epinephrine intra-muscular injectables are not approved. We reported positive topline results demonstrating statistically significant and clinically meaningful improvements in treatment-refractory chronic urticaria patients at the American Academy of Allergy and Immunology medical conference in February 2024. In the second quarter of 2025, we initiated a Phase 2b randomized, placebo-controlled outpatient clinical trial involving chronic spontaneous urticaria patients, on chronic treatment regimens, who still experience flares or exacerbations. Interim data from this clinical trial is anticipated in the second half of 2026, followed by the potential initiation of a single pivotal efficacy study in mid-2027.

Overview of Type I Allergic Reactions and Current Challenges

Overview of Type I Allergic Reactions

The immune system plays an important role in monitoring and protecting the body against microbial threats. However, this system can lead to overstated immune and inflammatory responses that result in adverse outcomes known as hypersensitivity reactions. Type I allergic reactions are potentially life-threatening hypersensitivity reactions that can occur within minutes following exposure to an allergen and need to be treated immediately to relieve troublesome symptoms, mitigate severity and avoid a potentially fatal event. These severe reactions are caused by exposure to a specific allergen, typically stinging and biting insects, allergy injections, food, medicines, exercise or other unknown causes, and are mediated by immunoglobulin E IgE antibodies that bind to mast cells causing the release of histamines. The histamines induce smooth muscle contraction in the airways and a wheal and flare response in the skin producing swelling and inflammation. At the same time, widespread activation of mast cells leads to systemic effects of circulatory shock, hypotension or vascular collapse, and in the most severe cases respiratory arrest and death. The severity of a Type I allergic reaction is a function of the speed of onset and the number of organ systems affected by the reaction. As such, early intervention within minutes is critical in order to provide symptom relief and to prevent severe allergic reactions, known as anaphylaxis.

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

EpiPen epinephrine autoinjector was first approved by the FDA for the emergency treatment of Type I hypersensitivity reactions, including anaphylaxis, in December 1987. Other FDA-approved epinephrine intra-muscular injection products include Twinject approved in May 2003, Adrenaclick approved in November 2009, and Auvi-Q approved in August 2012. In June 2017, the FDA approved Symjepi epinephrine injection, which is a pre-filled syringe for the same indication. These injection devices were approved by the FDA without pharmacokinetic (“PK”) data based on an assumption that injections and devices were all effectively the same as the reference listed drug of intra-muscular injection with a needle and syringe. Intra-muscular injection with a needle and syringe is considered the gold standard and is almost exclusively used in non-community use clinical settings. Although there are no known differences in efficacy or time to observed effect in clinical practice between these devices, current data indicates that different devices deliver an intra-muscular dose of epinephrine with a range of PKs. A single dose with either an intra-muscular injection with needle and syringe or an auto-injector device results in resolution of allergic reaction for approximately 90% of cases within 5 to 15 minutes.

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

ARS PHARMA

Treatment guidelines recommend that epinephrine be administered immediately at the first sign of a severe allergic reaction. Epinephrine is the only medication that can reverse severe allergic reactions and reduce hospitalization and death. Early administration of epinephrine is associated with better outcomes and decreased likelihood of hospitalizations. The sooner epinephrine is administered following allergen exposure, the less severe the systemic allergic reaction may become, and the less likely it will develop into an anaphylaxis event. As shown in the graphic above, delayed treatment is a statistically significant risk factor for multiple negative clinical outcomes for patients. A short delay of even a few minutes in the recognition and treatment of anaphylaxis can lead to more serious symptoms, including potential hypoxia or death. Additionally, accompanying symptoms of even non-life-threatening allergic reactions can adversely impact health-related quality of life and can lead to loss of productivity, negatively impact social life, as well as lead to depression and anxiety and feelings of fear, frustration, worry and lack of control. A second dose of epinephrine is required for adequate treatment in about 10% of cases, irrespective of whether epinephrine was dosed using an auto-injector such as EpiPen or needle and syringe, or the only approved nasal spray, neffy.

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

In the United States, dosing recommendations for epinephrine use by intra-muscular injection are from 0.1 mg to 0.5 mg depending on the patient’s weight with repeat dosing administered as needed to control a severe allergic reaction. 0.1 mg, 0.15 mg and 0.3 mg are the approved doses for the epinephrine auto-injectors. Approximately 77% of epinephrine auto-injectors prescribed in the U.S. in 2023 for outpatient use were the 0.3 mg dose level for persons greater than 30 kg in weight, approximately 22% contain doses of 0.15 mg for persons between 15 kg to 30 kg and 1% contained 0.1 mg doses for persons less than 15 kg. A low dose of epinephrine is important for safety as overexposure to epinephrine can lead to adverse events.

Limitations of Existing Injectable Epinephrine Products

Epinephrine intra-muscular injectables have been proven to be highly effective if they are administered timely and effectively, but the limitations of these products include painful application, inconvenient size and a complicated mechanism of administration. These limitations discourage patients and caregivers from carrying these devices and administering epinephrine in a timely manner. Both patient adoption and use of intra-muscular injection devices have been limited among eligible patients with severe Type I allergic reactions at risk of anaphylaxis.

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

Further, there is variability with respect to whether auto-injector devices are able to reliably deliver a sufficient dose of epinephrine. The FDA has reported that EpiPen device failures lead to multiple deaths and dozens of hospitalizations annually.

The injection needle can be painful and dangerous not just due to the risk of skin lacerations and the possibility of the needle hitting a patient’s bone during administration, but also the risk of serious, sudden cardiovascular events resulting from accidental blood vessel injection.

neffy can improve the management of severe Type I allergic reactions by addressing the current limitations of epinephrine intra-muscular injectable devices.

Clinical Development of neffy and our Intranasal Epinephrine Technology

Our intranasal technology, including neffy, is designed to provide injection-like absorption of epinephrine at a 2.0 mg or 1.0 mg dose comparable to 0.3 mg or 0.15 mg injection, in a small, easy-to-carry, easy-to-use, rapidly administered and reliable nasal spray. On August 9, 2024, the FDA approved neffy 2 mg for the emergency treatment of Type I allergic reactions, including anaphylaxis, in adults and children who weigh 30 kg or greater. As a result, we initiated the commercial launch of neffy 2 mg in the United States, with product becoming available in September 2024. On March 5, 2025, the FDA approved neffy 1 mg for the emergency treatment of Type I allergic reactions, including anaphylaxis, in patients who are four years of age and older and weigh 15 kg to less than 30 kg. We initiated commercial launch of neffy 1 mg in the U.S., with product becoming available on May 7, 2025.

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

Single doses of 2.0 mg neffy compared to single doses of approved 0.3 mg injection products

Repeat doses of 2.0 mg neffy compared to repeat doses of approved 0.3 mg injection products

The hemodynamic response, measured by systolic blood pressure and heart rate, was observed as soon as 1 minute after administration of neffy, and was comparable to some injection products including EpiPen, and was greater than 0.3 mg intra-muscular needle-with-syringe. These hemodynamic responses were within normal physiologic ranges that are typically experienced during exercise or climbing stairs. Across all the clinical trials, a total of more than 700 subjects have been exposed to neffy. All doses of neffy ranging from 0.5 mg to 2.0 mg single doses, as well as repeat doses up to 4 mg within 10 minutes, were well-tolerated by patients. There is no meaningful pain upon administration of neffy with average scores of 5 to 8 as assessed on a 100 mm visual analogue scale, across studies. There was no irritation observed based on formal scoring in all studies. There were no serious treatment-related adverse events, and adverse events reported have generally not resulted in side effects more severe than grade 1, and were comparable to injection products. Since neffy is given without a needle, there was also no needle-related injuries or accidental blood vessel injections.

Furthermore, our registrational self-administration study of 2.0 mg neffy by adults with severe Type I allergies showed no critical dosing errors with neffy as evaluated by human factors professionals. Furthermore, neffy also showed zero dosing errors in two human factor validation studies involving 150 subjects when used by trained adults or trained children across multiple demographic groups, as well as when used by passers-byers with no prior experience or training with an epinephrine device.

Following FDA approval, we collected survey data through our neffy experience program to evaluate the clinical performance of neffy in patients experiencing anaphylaxis symptoms during oral food challenges and allergen immunotherapy. Nearly 90% (88.7%) of 680 patients experiencing anaphylaxis symptoms during oral food challenge and allergen immunotherapy were successfully treated with a single dose of neffy by a healthcare provider. Meta-analyses report a similar proportion of patients, 88.9%, being successfully treated with a single dose of epinephrine intramuscular injection or auto-injector by a healthcare provider for food-induced anaphylaxis. This highly similar treatment success rate supports that the real-world clinical effectiveness of neffy in anaphylaxis is consistent with epinephrine injection.

Key features of neffy demonstrated in our clinical, human factors or stability studies include:

Clinical Feature	Supporting Clinical Data
Comparable PKs to epinephrine

Cmax, tmax and AUCs were within the range of approved intra-muscular injection products with a low intranasal dose of 2.0 mg neffy (people > 30 kg in weight) and 1.0 mg neffy (people 15 kg – 30 kg weight).

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

Robust pharmacodynamics (“PD”) within a range comparable to injection products with no risk of accidental blood vessel injections

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

Easy to use

No critical dosing errors during self-administration with 2.0 mg neffy by Type I allergy adult subjects.

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

Planned Clinical Trials in Chronic Spontaneous Urticaria

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

Development in Chronic Spontaneous Urticaria

There are approximately 1 million patients in the U.S. diagnosed with chronic spontaneous urticaria and treated with antihistamines or biologic treatments, such as Xolair, that still experience frequent flares, which is an indication for which epinephrine has never been formally developed as a prescription product, despite being used in-hospital to resolve such acute symptoms. Such patients experience multiple episodes each year, and we believe they would likely use multiple doses of our intranasal epinephrine technology product candidate each year to resolve their symptoms. Therefore, the market opportunity for treating flares in chronic spontaneous urticaria patients could be as large as the Type I allergy including anaphylaxis indication. Assuming that one sprayer device is used monthly to treat such flares in chronic spontaneous urticaria, we estimate that the market opportunity in the United States alone is greater than $2 billion in net sales in this indication, assuming a similar price and gross-to-net realizations as neffy, if approved. Although both patients treated with either antihistamines or biologic treatments, such as Xolair, can experience frequent flares that may be suitable for treatment with our intranasal epinephrine technology product candidates, our development strategy has focused first on patients treated with only antihistamines. Our intranasal epinephrine technology product candidates may offer significant pharmacoeconomic value to payors by reducing the likelihood of step-up therapy to a much more expensive biologic treatment.

We reported positive topline results demonstrating statistically significant and clinically meaningful improvements in treatment-refractory chronic urticaria patients. In the second quarter of 2025, we initiated a Phase 2b randomized, placebo-controlled outpatient clinical trial involving chronic spontaneous urticaria patients, on chronic treatment regimens, who still experience flares or exacerbations. Interim data from this clinical trial is anticipated in the second half of 2026, followed by the potential initiation of a single pivotal efficacy study in mid-2027.

Commercialization Opportunity and Commercialization Plan

Existing U.S. Market Opportunity

We believe neffy could address the needs of the approximately 3.2 million patients in the U.S. who currently fill intra-muscular injectable prescriptions, the approximately 3.3 million people in the U.S. that either refused to fill, or did not renew an intra-muscular injectable device prescription, and the more than 13.5 million eligible Type I allergy patients in the United States who are at risk of severe allergic reactions that are not prescribed an epinephrine product.

Based on the current list price of neffy and our target total gross-to-net yield, we estimate that the initial addressable potential market opportunity of 6.5 million patients who have been prescribed epinephrine during 2020-2022 is approximately $3.5 billion in annual net sales for neffy. We estimate the addressable market opportunity for the 13.5 million patients who have been diagnosed during 2020-2022, but were not prescribing epinephrine, is approximately $7.0 billion in potential annual net sales for neffy.

Key potential growth levers for neffy within the existing epinephrine market for the emergency treatment of Type I allergic reactions, which currently consists of only intra-muscular injectable products include:

•
Consistent base market growth observed with the epinephrine intra-muscular injectable products. From 2010 to 2023, the number of epinephrine intra-muscular injectable devices sold in the U.S. has increased by approximately 6.5% annually based on IQVIA unit sales data, primarily due to the increasing size of the overall population affected by severe Type I allergies, led by food-based allergies.
•
Potential promotional lift due to new marketing and education efforts by a branded product such as neffy. The existing market for epinephrine intra-muscular injectable products is characterized by being highly promotionally sensitive, particularly from a consumer perspective. We estimate that branded marketing of EpiPen prior to generic entry contributed a promotional lift in sales of 31% over organic epinephrine intra-muscular injectable market growth trends. Our market research has indicated that neffy’s user-friendly product profile has the potential to resonate significantly with consumers, and we are investing significantly into direct-to-consumer advertising to patients.
•
Improving refill rates by patients. Based on IQVIA longitudinal claims data, only 31% to 39% of patients refilled their epinephrine intra-muscular injectable product prescription after 12 to 24 months from the initial prescription. In contrast, September 2025 survey we conducted of actual neffy users indicated that 95% were likely to refill neffy, which we believe indicates significant potential for market expansion through improved persistency and retention as neffy product expires and is re-filled by patients.
•
Increased per patient device acquisition by patients and parents. In our market research conducted prior to FDA approval of neffy of 350 patients with an active intra-muscular injectable prescription, approximately 70% to 80% of patients reported an intention to acquire additional devices over time compared to their current injectable device. Currently, we estimate only between 20% to 30% of patients obtain more than one pack (containing two devices) per year today.

U.S. Market Expansion Opportunity

While we believe the existing epinephrine intra-muscular injectables market is a large commercial opportunity for neffy with multiple independent opportunities for further growth, IQVIA claims data indicates that many diagnosed, identifiable eligible patients do not receive prescriptions for intra-muscular injectables.

•
In addition to the 3.2 million patients per year who fill their prescription for an epinephrine injectable device, there are approximately 3.3 million people who do not fill their epinephrine intra-muscular injectable prescription, or whose prescription has recently lapsed. In addition, there are 13.5 million patients who are under the care of physicians for potential severe allergic reactions per IQVIA claims data, but have not been prescribed an epinephrine intra-muscular injectable device.
•
The poor refill rates of epinephrine autoinjectors have been attributed to a number of factors, including reduced promotional activities in recent years, limited adherence program effectiveness (lapsed prescriptions) and patient adversity to currently marketed products (i.e., fear of needles and concerns regarding poor reliability).
•
Our September 2025 survey of actual neffy patients indicates that approximately 26% of patients are from market expansion segments that have either lapsed or never filled, which we believe supports that neffy is already expanding the market.

Ex-U.S. Market Opportunity

•
Outside of the United States, we estimate that there are an additional 15 million patients in Europe, and 30 million patients in Asia including China and Japan, that experience Type I allergic reactions that are clinically appropriate for being prescribed neffy.
•
We believe education around Type I allergic reactions and marketing of intra-muscular injectables has been limited in these regions, and that promotion and the availability of neffy would significantly expand the market.
•
To target these opportunities outside of the U.S., we have entered into licensing, collaboration and partnership agreements, including with Alfresa for rights to neffy in Japan, Pediatrix for rights to neffy in China, Seqirus for rights to neffy in Australian and New Zealand, and ALK for, among other things, rights to neffy in all other territories outside of the U.S.
•
ALK anticipates peak sales in excess of $425.0 million for its licensed regions alone, principally comprising Canada, the EU and the U.K.

Sales and Marketing

We believe that the epinephrine market is a highly consumer driven market. We expect this to be especially true for neffy, given that 99% of the physicians surveyed in our quantitative market research studies indicated that they would prescribe neffy if asked by a patient and approximately 70% of physicians would recommend neffy assuming equal market access conditions as epinephrine autoinjectors. As a result, we believe that driving consumer awareness, so that patients and parents ask their healthcare provider for neffy, while minimizing both access and educational barriers to acceptance is essential.

We have established robust marketing, sales, and distribution capabilities to support the launch of neffy in the U.S. through an experienced national sales force targeting healthcare providers. We believe we can successfully commercialize neffy in the U.S. with a focused sales force targeting high prescribers of epinephrine, particularly allergists and pediatricians. Our strategy is to target approximately 20,000 core high volume prescribers that represent between 50 to 55% of all epinephrine prescriptions. Our current sales force of 106 individuals is comprised of sales reps, area sales managers, and national sales directors, plus we have an additional 10 virtual sales reps and approximately 70 sales reps via our co-promotion partner, ALK U.S. We plan to expand our sales force to approximately 150 individuals beginning in the second quarter of 2026. In the U.S., we sell primarily to pharmaceutical wholesale distributors, which are the principal means of distributing our products to healthcare providers.

Our ongoing neffy experience program also allows healthcare professionals to use neffy firsthand as rescue therapy for anaphylaxis during in-clinic allergen challenge, and obtain direct clinical experience using neffy. neffy market share among participants in the neffy experience program is more than three-fold higher than the typical healthcare provider.

We also market through direct-to-consumer channels, including across streaming platforms, traditional broadcast and cable television, and consumer-facing digital channels including Facebook, Instagram, waiting room TVs in doctors’ offices, and digital banner ads. Since launch, the campaign has reached millions of allergy patients and is driving strong patient awareness, increasing prescription requests, and motivating patients to explore a non-injectable treatment option.

In November 2025, we also launched and began direct-to-consumer advertising of our getneffy.com website, which offers patients the option to obtain a neffy prescription the same day with a free visit with a virtual healthcare provider, eliminating the time-burden of an in-person visit. Patients may receive neffy with a $0 co-pay, if eligible with commercial insurance.

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

We are aware of several companies developing higher dose spray candidates including Bryn Pharma, Hikma Pharmaceuticals, Inc. (previously INSYS Therapeutics, Inc.), Nasus Pharma Ltd., Orexo AB, Insignis Therapeutics, Inc. and Belhaven BioPharma. Aquestive Therapeutics, Inc. is developing a sublingual candidate based on a prodrug of epinephrine, which recently received a Complete Response Letter (“CRL”) from the FDA due to concerns with their application.

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

Epinephrine is the API used in neffy. We use Cambrex Profarmco (“Cambrex”) as one of our commercial sources for epinephrine API. Cambrex holds a U.S. drug master file for epinephrine produced at its facility in Italy, and its manufacturing process is fully validated. We have entered into a commercial supply agreement with Cambrex, and while we believe that Cambrex has sufficient capacity to satisfy our long-term requirements, there are several sources of API available.

Dodecyl maltoside or Intravail is purchased through our license agreement with Aegis Therapeutics, LLC (“Aegis”) from two manufacturers, Dr. Reddy Laboratories and Inalco, which are based in India and Italy, respectively.

The unit dose sprayer device used to delivery drug product in neffy is produced by Aptar Pharma (“Aptar”) and Silgan Dispensing Systems (“Silgan”). Aptar produces devices in France and the U.S., while Silgan produces devices in Germany, and both have sufficient capacity to satisfy our long-term requirements. The patent for the Aptar unit dose nasal spray device expired in early 2020.

Manufacturing drug product for neffy and our intranasal epinephrine technology product candidates is conducted by Renaissance Lakewood, LLC (“Renaissance”), which has been actively involved in supporting the manufacture of neffy and our intranasal epinephrine technology product candidates. We use its facility in Lakewood, New Jersey as our primary source for drug product manufacturing and final packaging. We have entered into a commercial supply agreement with Renaissance, and believe they have sufficient capacity to satisfy our long-term requirements, although we are evaluating alternative sourcing options.

Our registration stability studies demonstrate that neffy is stable at room temperature for up to 30 months, based on stability data meeting specifications with the 2 mg dose of neffy for 30 months and the 1 mg dose of neffy for 24 months. Epinephrine injectable products have a reported shelf-life range from the date of product manufacture of 18 to 24 months, with a volume-weighted average shelf-life of approximately 22 to 23 months. Our FDA and EC label indicates that neffy 2 mg is stable at room temperature for 30 months at 25oC. We have also conducted studies indicating that neffy is also stable at temperature excursions including 40oC for up to six months, and at 50oC for up to three months, without labeling permitting excursions up to such temperature, or neffy not requiring any special storage conditions.

Manufacturing Agreement with Renaissance

In September 2020, we entered into a manufacturing agreement with Renaissance Lakewood, LLC (“Renaissance”), which was subsequently amended in July 2023, September 2024 and July 2025 (the “Renaissance Agreement”). Pursuant to the agreement, Renaissance agreed to manufacture for, and provide to us, neffy nasal unit dose sprays (“Renaissance Products”). We are obligated to provide Renaissance with certain supplies to manufacture the Renaissance Products and to purchase from Renaissance a mid-double-digit percentage of our annual aggregate Renaissance Product requirements in the EU, and a high-double-digit percentage of our annual aggregate Renaissance Product requirements in the U.S. The agreement contains conventional commercial pharmaceutical manufacturing provisions including certain minimum purchase amounts to be determined in the future based on forecast needs and minimum batch size projections. We may also request Renaissance to perform certain services related to the Renaissance Product, for which we will pay reasonable compensation to Renaissance.

The initial term of the Renaissance Agreement commenced on September 17, 2024 and will terminate on (a) December 31, 2029 for Renaissance Product designated for commercial sale in the U.S. (“U.S. Initial Term”), and (b) December 31, 2030 for Renaissance Product designated for commercial sale in the EU (“EU Initial Term”), in each case unless earlier terminated by one of the parties. The U.S. Initial Term and EU Initial Term automatically renew for successive two-year terms (“Renewal Term”). Either party may elect not to renew the U.S. Renewal Term and/or the EU Renewal Term by providing the requisite prior notice to the other party. Either party may terminate the agreement (1) for uncured material breach of the other party, (2) upon notice for insolvency-related events of the other party that are not discharged within a defined time period, (3) on a product-by-product basis if the manufacture, distribution or sale would materially contravene any applicable law, (4) by providing the requisite notice if (a) the authorization and approval to distribute or sell Renaissance Product in the U.S. is not granted on or before a specified date, (b) the authorization and approval representing more than a certain number of units of Renaissance Product sold in the U.S. during the last calendar year is withdrawn by the FDA, or (c) we decided in our sole discretion to cease commercializing the Renaissance Product in the U.S., (5) in the case of a force majeure event that continues for six months or more, or (6) a violation by the other party of trade control or anti-corruption laws.

Intellectual Property

We strive to protect our intranasal epinephrine product candidates by seeking, maintaining, and defending our patent rights in the U.S. and internationally. Our policy is to pursue, maintain and defend patent rights in strategic areas, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business.

We own, co-own or exclusively license the patents and patent applications relating to our intranasal epinephrine product candidates. As of December 31, 2025, our patent portfolio consisted of issued patents and pending patent applications that we own, co-own or exclusively license from Aegis in the U.S. and other countries throughout the world. In total, as of that date, our patent portfolio consisted of eight issued U.S. patents, granted patents in each of Australia, Canada, China, Hong Kong, Israel, Japan, Mexico, Singapore, South Korea, and over thirty member states of the European Patent Organization, including the U.K., directed to neffy and its uses, among other things, three pending U.S. patent applications, one pending international patent application and sixteen pending foreign patent applications, directed to neffy and its uses, among other things, and a pending U.S. provisional patent application directed to intranasal epinephrine formulations and methods of their use, among other things. These issued patents and pending patent applications provide patent protection for neffy and are expected to expire as early as 2038, absent any patent term adjustments.

In addition to patent protection, we also rely on trademarks, trade secrets, know how, and other proprietary information to develop and maintain our competitive position. We seek trademark protection in the U.S. and in certain other jurisdictions where available and when we deem appropriate. We currently have registrations and pending applications for our “neffy” mark in the U.S. as well as in certain foreign jurisdictions and for our “EURneffy” mark in the EU, U.K., and other foreign jurisdictions.

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

The patent positions of specialty pharmaceutical companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the U.S. that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the U.S. Patent and Trademark Office (the “USPTO”) to determine priority of invention. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Our Collaboration and Licensing Agreements

License Agreement with Aegis

In June 2018, we entered into a license agreement (the “Aegis Agreement”) with Aegis Therapeutics, LLC (“Aegis”), which was amended in July 2020 and January 2021. Pursuant to the Aegis Agreement, Aegis granted us an exclusive, worldwide, sublicensable license under patents and know-how relating to the Intravail drug delivery technology to research, develop, make (subject to Aegis supplying the Intravail drug delivery technology to us under a supply agreement), use, sell, offer for sale, import, and otherwise commercialize products incorporating epinephrine compounds (“Aegis Licensed Compounds”), including the neffy nasal spray. During the term of the Aegis Agreement, we are required to use commercially reasonable efforts to obtain regulatory approval for products containing one or more Aegis Licensed Compounds and using the excipient (including Intravail) (“Aegis Licensed Products”) and to thereafter maximize sales of the Aegis Licensed Products. Aegis may not directly or indirectly exploit an Aegis Licensed Product or Aegis Licensed Compound or derivatives thereof without our consent.

Under the Aegis Agreement, Aegis received an upfront license fee of $50,000 in 2018 and is entitled to receive development milestone payments of up to $3.95 million in the aggregate and commercialization milestone payments up to $16.0 million in the aggregate for each Aegis Licensed Product. We made a $0.5 million milestone payment to Aegis upon the achievement of a regulatory milestone in 2019, a $1.0 million payment to Aegis upon the FDA’s acceptance of our U.S. NDA filing in 2022, a $2.5 million milestone payment to Aegis for achieving FDA approval of neffy 2 mg in September 2024, $5.0 million milestone payment to Aegis for the first commercial sale of neffy 2 mg in October 2024, and a $2.0 million milestone payment to Aegis for achieving a certain annual net sales of neffy 2 mg in September 2025. Additionally, Aegis is entitled to receive a low- to mid-single-digit percentage royalty, subject to reductions under certain conditions including due to generic competition or below threshold levels of profitability in specific countries around the world, on net sales of all Aegis Licensed Products during the applicable royalty term, which commences on the first commercial sale of a Aegis Licensed Product in a country and ends upon the later of the expiration of all licensed patents covering such Aegis Licensed Product in such country or 15 years after the date of the first commercial sale of the Aegis Licensed Product in such country (“Aegis Royalty Term”).

The Aegis Agreement will continue until the expiration of the last-to-expire Aegis Royalty Term, unless sooner terminated. We have the right to terminate the Aegis Agreement at any time after a specified notice period to Aegis. Either party may terminate the Aegis Agreement for uncured material breach of the other party, or upon notice for insolvency-related events of the other party that are not discharged within a defined time period.

Collaboration and License Agreement with Alfresa

In April 2020, we entered into a collaboration and license agreement (the “Alfresa Agreement”) with Alfresa Pharma Corporation (“Alfresa”). Pursuant to the Alfresa Agreement, we granted Alfresa (i) an exclusive, sublicensable license under our patents relating to neffy to develop, use and import epinephrine compositions (“Alfresa Licensed Compositions”) and related products (“Alfresa Licensed Products”) in Japan (the “Alfresa Territory”) and to promote, distribute, offer for sale and sell Alfresa Licensed Products in the Alfresa Territory, and (ii) a non-exclusive, sublicensable license to manufacture and commercialize Alfresa Licensed Products under the license described in clause (i), under our technology to make and have made Alfresa Licensed Compositions and Alfresa Licensed Products in and outside the Alfresa Territory solely for the purpose of exercising the license described in clause (i) in the Alfresa Territory. We expressly reserved all rights to practice and grant licenses under our technology outside the scope of the licenses granted to Alfresa, including the right to manufacture Alfresa Licensed Compositions and Alfresa Licensed Products in the Alfresa Territory. During the term of the Alfresa Agreement, (1) we and Alfresa are obligated to use commercially reasonable efforts to develop a Alfresa Licensed Product throughout the Alfresa Territory, and (2) Alfresa is obligated to use commercially reasonable efforts to (A) seek pricing and reimbursement approval, (B) seek and maintain regulatory approval for the Alfresa Licensed Products through the Alfresa Territory, and (C) market, promote and otherwise commercialize Alfresa Licensed Products in the field throughout the Alfresa Territory.

Under the Alfresa Agreement, we received a one-time upfront payment of $2.0 million in 2020, earned $5.0 million upon the achievement of a clinical milestone in 2021, earned $6.0 million upon the completion of a regulatory milestone in Japan in November 2024, and earned $2.0 million upon the achievement of a commercial milestone in Japan in November 2025. We shared the cost of any additional clinical studies required for approval of neffy in Japan.

The Alfresa Agreement will continue until the later of (i) expiration of the last-to-expire valid claim of our patents or joint patent with Alfresa covering the composition, method of manufacture or method of use in the field of any Alfresa Licensed Product in the Alfresa Territory, and (ii) 10 years after the first commercial sale of any Alfresa Licensed Product in the Alfresa Territory. Alfresa has the right to terminate the Alfresa Agreement (1) at any time after a specified notice period to us, or (2) upon notice to us if a binding decision is rendered invalidating any of our patents. Either party may terminate the Alfresa Agreement for uncured material breach of the other party, or upon notice for insolvency-related events of the other party that are not discharged within a defined time period.

In December 2025, in connection with the Alfresa Agreement, ARS and Alfresa also entered into a commercial supply agreement (the “Alfresa Supply Agreement”), under which we will supply Alfresa’s requirements (and Alfresa will purchase from ARS its requirements) for a transfer price in the low-double-digit percentage on net sales of neffy in Japan. The Alfresa Supply Agreement is coterminous with our Alfresa Agreement. Pursuant to the Alfresa Agreement, at any time, Alfresa may elect to manufacture its own supply of drug product. In the event Alfresa elects to do so, Alfresa is obligated to pay us a royalty payment on the net sales of drug product in the Alfresa Territory in an amount equal to monetary value we would receive by supplying drug product to Alfresa at the transfer price.

Collaboration and Distribution Agreement with Pediatrix

In March 2021, we entered into a collaboration and distribution agreement (the “Pediatrix Agreement”) with Pediatrix Therapeutics (“Pediatrix”). Pursuant to the Pediatrix Agreement, we granted Pediatrix (i) an exclusive, royalty-bearing, sublicensable license under our patents relating to neffy to develop, use, register and import epinephrine compositions (“Pediatrix Licensed Compositions”) and related products (“Pediatrix Licensed Products”) in China, Macau, Hong Kong and Taiwan (the “Pediatrix Territory”) and to promote, offer for sale and sell Pediatrix Licensed Products in the Pediatrix Territory; and (ii) an exclusive, royalty-bearing, sublicensable license to manufacture Pediatrix Licensed Compositions and Pediatrix Licensed Products solely for the purpose of exercising the license described in clause (i) in the Pediatrix Territory. We expressly reserved all rights to practice and grant licenses under our technology outside the scope of the licenses granted to Pediatrix. During the term of the Pediatrix Agreement, Pediatrix is obligated to use commercially reasonable efforts to (1) develop the Pediatrix Licensed Products throughout the Pediatrix Territory, (2) prepare, obtain, maintain and renew all necessary regulatory approvals for the Pediatrix Licensed Products in the Pediatrix Territory, and (3) market, promote and otherwise commercialize the Pediatrix Licensed Products throughout the Pediatrix Territory.

Under the Pediatrix Agreement, we received a one-time upfront payment of $3.0 million in 2021 and earned a regulatory milestone payment of $4.0 million in December 2025, and are eligible to receive net sales milestone payments of up to $80.0 million in the aggregate. We will receive a per unit supply price for any sale of commercial supply to Pediatrix. Additionally, we are eligible to receive a tiered royalty on the net sales of all Pediatrix Licensed Products during the applicable royalty term, which is less than one percent below a minimum annual sales threshold, and increasing to low- to mid-double-digit percentages above the minimum annual sales threshold, subject to reductions under certain conditions including due to generic competition. Pediatrix’s obligation to pay us royalties continues on a Pediatrix Licensed Product-by- Pediatrix Licensed Product and region-by-region basis in the Pediatrix Territory, until the latest of (i) expiration of the last-to-expire valid claim of our patents covering such Licensed Product in such region; (ii) the expiration of all regulatory exclusivities that cover such Licensed Product in such region; or (iii) ten years after the first commercial sale of such Pediatrix Licensed Product in such region (the “Pediatrix Royalty Term”).

The Pediatrix Agreement will continue until the expiration of the last-to-expire Pediatrix Royalty Term. Pediatrix has the right to terminate the Pediatrix Agreement at any time after a specified notice period to us. Either party may terminate the Pediatrix Agreement for uncured material breach of the other party, or upon notice for insolvency-related events of the other party that are not discharged within a defined time period.

Seqirus Agreement

In March 2024, we entered into a license and distribution agreement (the “Seqirus Agreement”) with Seqirus Pty Ltd. (“Seqirus”), which was amended in December 2025, for the exclusive license to commercialize neffy in Australia and New Zealand (the “Seqirus Territory”). Under the Seqirus Agreement, we are responsible for the transfer of know-how, which includes regulatory materials, regulatory data, and commercialization data, and also for the manufacturing of product for commercial supply which is available to Seqirus at a negotiated price. Seqirus is solely responsible for all regulatory and commercialization activities in the Seqirus Territory. Either party may terminate the Seqirus Agreement for certain breaches. Unless terminated earlier by either or both parties, the initial term of the Seqirus Agreement is 15 years from the first commercial sale of neffy in the Seqirus Territory. The Seqirus Agreement will automatically renew for two-year periods unless either party gives a notice to terminate at least 12 months prior to the end of the initial or any renewal term.

Under the Seqirus Agreement, we received an upfront payment of $0.5 million in May 2024, earned a regulatory milestone payment of $1.5 million in August 2024, and earned a regulatory milestone payment of $0.6 million in December 2025. In addition, we are eligible to receive up to $2.3 million of milestone payments upon achievement of certain event milestones. Subject to regulatory approval in Australia and New Zealand, we will also receive a per unit supply price for the sale of commercial supply to Seqirus.

ALK Collaboration Agreement

In November 2024, we entered into a collaboration, license and distribution agreement (the “ALK Collaboration Agreement”) with ALK. Pursuant to the ALK Collaboration Agreement, we granted to ALK a worldwide (other than the United States, Japan, mainland China, Hong Kong, Taiwan, Macau, Australia and New Zealand) (“ALK Territory”), exclusive license under certain of our patents and know-how to develop, manufacture and commercialize products containing epinephrine administered intranasally, including EURneffy (the tradename for neffy 2 mg in the European Union) (epinephrine nasal spray) (“Products”), for all human uses, including the immediate or emergency treatment of allergic reactions (including Type I) and anaphylaxis and urticaria, and other future indications as agreed by the parties. If we develop any new intranasally administered product that contains epinephrine and files a new drug application in the United States for such product (“New Product”), upon ALK’s request such New Product will be included as a Product under the ALK Collaboration Agreement, subject to ALK bearing the costs of development of such New Product for its licensed territory.

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

Under the ALK Collaboration Agreement, ALK made an upfront payment to us of $145.0 million in November 2024 and earned a commercial milestone payment of $5.0 million for the first commercial sale of neffy in June 2025. We are eligible to receive regulatory and development milestones of up to $15.0 million and commercial sales-based milestones of up to $300.0 million, provided that $55.0 million of such sales-based milestones are contingent upon us obtaining regulatory approval for the Product in Canada by a specified time. We are entitled to receive tiered royalty payments on net sales in the mid- to high-teens, subject to certain standard reductions and offsets. Royalties will be payable, on a Product-by-Product and country-by-country basis, until the latest of the expiration of the licensed patents covering such Product in such country, 15 years from first commercial sale of such Product in such country, or expiration of regulatory exclusivity for such Product in such country.

The contract will expire upon the expiration of the last to expire royalty term for all Products in the ALK Territory, unless terminated earlier. Either we or ALK may terminate the ALK Collaboration Agreement in the case of the other party’s insolvency or in the event of an uncured material breach of the other party, except that we may not terminate the ALK Collaboration Agreement for ALK’s material breach of its commercial diligence obligations. ALK may terminate the ALK Collaboration Agreement for convenience upon prior written notice or for a safety or regulatory concern. We may terminate the ALK Collaboration Agreement in the event ALK makes certain challenges to certain of our patents. Prior to a change of control and outside of a set period of time after which we commence change of control negotiations, we may terminate the ALK Collaboration Agreement with respect to all countries in the European Economic Area (“EEA”) upon prior written notice to ALK and payment of a termination fee that is the higher of an agreed mid-nine digit amount and the fair market value of the Products business in the EEA at the time of such termination. We may also terminate the ALK Collaboration Agreement if ALK commercializes a non-injectable epinephrine product or manufactures such a product in the United States.

ALK Supply Agreement

On November 9, 2024, in connection with the ALK Collaboration Agreement, ARS and ALK also entered into a commercial supply agreement (the “ALK Supply Agreement”), under which ARS will supply ALK’s requirements (and ALK will purchase from ARS its requirements) of Products for five years for a specified supply price, after which ALK may elect to transition to itself or its contract manufacturer the manufacture and supply of Products. Either we or ALK may terminate the ALK Supply Agreement in the event of an uncured material breach of the other party.

ALK Co-Promotion Agreement

In May 2025, we entered into a co-promotion agreement with ALK U.S., which was subsequently amended in October 2025 and March 2026 (as amended, the “ALK Co-Promotion Agreement”), to co-promote neffy to up to 9,000 specified pediatricians and other prescribers in the U.S. Under the ALK Co-Promotion Agreement, we granted ALK U.S. a non-exclusive, royalty-free license to use the neffy trademarks and copyrights and the ARS house marks in the U.S. solely in connection with promoting neffy pursuant to the terms of the ALK Co-Promotion Agreement.

ALK U.S. commenced its promotion activities in May 2025 and is obligated to meet specified ramp-up milestones and minimum detail requirements using qualified sales representatives. In addition, during the term of the ALK Co-Promotion Agreement and for 180 days thereafter, ALK U.S. will not market, sell or manufacture any injection product containing epinephrine in the U.S.

We record all sales of neffy in the U.S. and, subject to the terms of the ALK Co-Promotion Agreement, continue to have sole responsibility for all U.S. commercialization activities, including marketing, medical affairs, market access, production, distribution, pharmacovigilance, quality and safety.

We will pay ALK U.S. a base fee to compensate ALK U.S. for its promotion activities. Payments for the first year of the partnership will be deferred and paid in the second year of the partnership. In addition to the base fee, ALK U.S. will be eligible to receive performance-based bonus payments from us starting in May 2026 equal to 30% of the portion of neffy net sales generated from the ALK U.S.-targeted prescribers in excess of a specified initial market share threshold in year two or a 50% market share threshold during years three and four of the partnership.

The ALK Co-Promotion Agreement expires in May 2029. Either party may terminate the ALK Co-Promotion Agreement in the event of an uncured material breach of the other party or for either party’s change of control. We may terminate the ALK Co-Promotion Agreement in the case of ALK U.S.’s insolvency, if ALK U.S. fails to meet specified ramp-up timelines, or if ALK U.S. markets, sells or commercializes any non-injection product containing epinephrine in the U.S. We may terminate the ALK Co-Promotion Agreement if minimum detail requirements are not met for a consecutive three-month period. After the first year, we may terminate the ALK Co-Promotion Agreement for any reason or no reason for a fee (as described below). After the first year, ALK U.S. may terminate the ALK Co-Promotion Agreement for any reason or no reason, and we may terminate the ALK Co-Promotion Agreement in the event ALK U.S. restructures its sales force.

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

Government Regulation and Product Approval

As a pharmaceutical company that operates in the U.S., we are subject to extensive regulation. Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products. Product candidates that we develop must be approved by the FDA, before they may be legally marketed in the U.S. and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country-specific regulation remains essential in many respects.

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

A combination product with a primary mode of action attributable to the drug component, such as neffy and our intranasal epinephrine technology product candidates, generally would be reviewed and approved pursuant to the drug approval processes set forth in the FDCA. In reviewing the New Drug Application (“NDA”) for such a product, however, FDA reviewers would consult with their counterparts in the device center to ensure that the device component of the combination product – the sprayer - met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products such as neffy and our intranasal epinephrine technology product candidates are subject to current Good Manufacturing Practice (“cGMP”) requirements applicable to both drugs and devices, including the Quality Management System Regulations applicable to medical devices.

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

Moreover, as a condition of participating in, and having products covered under, certain federal healthcare programs, such as Medicare and Medicaid, we are subject to federal laws and regulations that require pharmaceutical manufacturers to calculate and report certain price reporting metrics to the government, such as Medicaid Average Manufacturer Price (“AMP”), and Best Price, Medicare Average Sales Price, the 340B Ceiling Price, and Non-Federal AMP reported to the Department of Veteran Affairs, and with respect to Medicaid, pay statutory rebates on utilization of manufacturers’ products by Medicaid beneficiaries. In addition, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize neffy and any product candidates for which we receive approval.

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

Since its enactment, there have been amendments and judicial, administrative, executive, and Congressional legislative challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is unclear how such challenges and the healthcare reform measures of the current administration will impact the ACA and our business.

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

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, congressional inquiries, and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. For example, the American Taxpayer Relief Act of 2021, effective January 1, 2024, eliminated the statutory cap on rebate amounts owed by drug manufacturers under the Medicaid Drug Rebate Program (“MDRP”), previously capped at 100% of the AMP for a covered outpatient drug.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

At the EU level, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014 (“CTR”), which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20 (“CTD”). The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the “EU portal”, the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.

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

Under the centralized procedure, the CHMP of the EMA conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP.

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

Employees

As of December 31, 2025, we had 158 full-time employees and 5 part-time employees. Of these employees, 4 held Ph.D. or M.D. degrees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We incorporated in Delaware in January 2016. Our corporate headquarters are located at 11682 El Camino Real, Suite 300, San Diego, California 92130, and our telephone number is (858) 771-9307. Our corporate website address is ars-pharma.com. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this Annual Report on Form 10-K. Our periodic and current reports are available on our website, free of charge, as soon as reasonably practicable after filing. We have included our website in this Annual Report on Form 10-K solely as an inactive textual reference.

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

Risks Related to Our Business

We are highly dependent on the successful commercialization of neffy. To the extent neffy and EURneffy are not commercially successful, our business, financial condition and results of operations would be materially adversely affected, and the price of our common stock would likely decline.

neffy is our only product that has been approved for sale. Currently, neffy has been approved for the emergency treatment of allergic reactions (anaphylaxis) in the United States, EU, United Kingdom, Japan and Australia (in the case of neffy 2 mg and 1 mg) and China (in the case of neffy 2 mg). We are focusing a significant portion of our activities and resources on neffy, and we believe our near-term revenues are highly dependent on, and a meaningful portion of the value of our company relates to, our ability to successfully commercialize neffy in the United States and abroad through our collaboration partners. Successful commercialization of neffy is subject to many risks. Prior to neffy, we have not, as an organization, commercialized any product, and there is no guarantee that we will be able to do so successfully with neffy. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. The commercial success of neffy depends on the extent to which patients and physicians accept and adopt neffy as a treatment of Type I allergic reactions, including anaphylaxis, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the population of patients who may suffer a Type I allergic reaction is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to use neffy for any reason, the commercial potential of neffy will be limited. It is too soon to tell how physicians, patients and payors will respond to the pricing of neffy. Physicians may not prescribe neffy and patients may be unwilling to use neffy if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for neffy in post-approval trials or potential additional indications, including urticaria, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of neffy. Thus, significant uncertainty remains regarding the commercial potential of neffy. If the commercialization of neffy is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize neffy and any product candidates for which we receive approval, which could have an adverse effect on our operating results and our overall financial condition. The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling neffy at less than an optimized price could impact our revenues and overall success as a company. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for neffy may differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of neffy to each payor separately, with no assurance that coverage will be obtained, or that payment levels will be adequate for neffy or any other products we may market. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for neffy or more products for which we receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, physicians may limit how much or under what circumstances they will prescribe or administer neffy, or any other products we may market, and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize neffy, or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition and future success.

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

The clinical and commercial landscape for the emergency treatment of Type I allergic reactions is highly competitive and subject to significant technological change. Existing products have name recognition, are marketed by companies with established commercial infrastructures, and are marketed with greater financial, technical and personnel resources than we have. We also face competition with respect to our current indications for our intranasal epinephrine technology, including neffy, and will face competition with respect to any future indications of our intranasal epinephrine technology or other product candidates that we may seek to develop or commercialize in the future from large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Based on the initially approved indications for neffy, we anticipate that neffy will compete primarily against epinephrine intra-muscular injectable products, for the emergency treatment of Type I allergic reactions including EpiPen and its generics, which is marketed by Viatris, Inc. and Teva Pharmaceuticals, Inc.; Adrenaclick, which is marketed by Amneal Pharmaceuticals, Inc.; Auvi-Q, which is marketed by Kaleo, Inc.; and Symjepi, which is marketed by Sandoz, Inc., a Novartis division. Several other companies are also clinically developing larger dose intranasal epinephrine product candidates that may compete with neffy, including Bryn Pharma, Nasus Pharma, Hikma Pharmaceuticals, Inc. (previously INSYS Therapeutics, Inc.), Orexo AB and Belhaven BioPharma. Aquestive Therapeutics is developing a sublingual candidate based on a prodrug of epinephrine (Anaphylm), but received a Complete Response Letter in January 2026 regarding its new drug application for Anaphylm due to concerns with their application. If our current and future intranasal epinephrine technology product candidates are approved for other indications, they would also compete with a range of other therapeutic treatments that are well established such as antihistamines or in development.

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

In the United States, once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. The FDA may not finally approve an ANDA for a generic product or a Section 505(b)(2) NDA of a competitor until any applicable period of non-patent exclusivity and patent exclusivity for the reference listed drug in the Orange Book has expired. We have not received U.S. non-patent marketing exclusivity for neffy, which was approved by the FDA under the 505(b)(2) regulatory pathway. We have 8 patents with claims covering neffy listed in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of neffy or an NDA submitted under the 505(b)(2) regulatory pathway referencing neffy must make one of the following certifications to the FDA concerning the patents listed in the Orange Book for neffy: (a) the patents that are listed have expired; (b) the date on which such patents will expire; or (c) such patents are invalid or will not be infringed upon by the manufacture, use or sale of the generic equivalent version of neffy or the drug product submitted under the 505(b)(2) regulatory pathway referencing neffy. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to us for each patent to which the ANDA or 505(b)(2) application refers. Following receipt of a paragraph IV notice, we may bring a lawsuit for patent infringement against the paragraph IV filer, and we may be entitled to a statutory 30-month stay of approval of the proposed product of the paragraph IV filer. We received paragraph IV certification notice letters from Lupin in August 2025 and February 2026, providing notification to us that Lupin submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of neffy 2 mg and 1 mg, respectively. In February 2026, we filed a lawsuit against Lupin in the United States District Court for the District of New Jersey, alleging infringement of certain of our patents and seeking a permanent injunction preventing market entry of a generic product from Lupin prior to the expiry of such patents. See Note 10 – Commitments and Contingencies to the consolidated financial statements in this Form 10-K for additional discussion. There is no guarantee that we will be successful in our lawsuit against Lupin. Patent litigation is expensive and time consuming, requires significant resources, may absorb significant time of our management and has an unpredictable outcome. If we are unsuccessful in the lawsuit or if a generic competitor is found not to infringe our patents, the resulting generic competition will likely negatively affect our business, financial condition and results of operations.

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

Upon receiving a marketing authorization in the EU from the European Commission, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity. Comparable regimes to those in the U.S. and EU exist in some other major markets, including the United Kingdom.

Obtaining regulatory approval of neffy or our current or future intranasal epinephrine technology product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval in other jurisdictions.

Even though we have obtained regulatory approval of neffy in the United States, the EU, and other foreign jurisdictions, including but not limited to the United Kingdom, China, Japan, and Australia, there is no guarantee that we will be able to maintain these regulatory approvals or obtain or maintain regulatory approval in any other jurisdiction. A failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even though the FDA and European Commission have granted marketing approval of neffy, comparable regulatory authorities in other foreign jurisdictions must also approve the manufacturing, marketing and promotion of neffy before it can be marketed in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States or the EU including additional nonclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States including certain jurisdictions in the EU, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Although neffy is approved for the emergency treatment of allergic reactions (anaphylaxis) in the United States, EU, United Kingdom, Japan and Australia (in the case of neffy 2 mg and 1 mg) and China (in the case of neffy 2 mg), as part of our longer-term growth strategy, we are evaluating and plan to continue to evaluate our intranasal epinephrine technology, including neffy, for use in other potential indications. We may evaluate opportunities to in-license or acquire other development programs, product candidates, as well as commercial products, including for the treatment of other indications like Type I allergic reactions. Other than our intranasal epinephrine technology, we do not currently have any other programs in development. Our development of our intranasal epinephrine technology for other indications remains at an early clinical development stage and will require significant further investment and regulatory approvals prior to commercialization in such indications. Because we have limited financial and managerial resources, we are focused on specific indications for our intranasal epinephrine technology. As a result, we may fail to generate additional clinical development opportunities for our intranasal epinephrine technology for a number of reasons, including, that our intranasal epinephrine technology may in certain indications, on further study, be shown to have harmful side effects, limited to no efficacy or other characteristics that suggest it is unlikely to receive marketing approval and achieve market acceptance in such additional indications. In addition, we may forgo or delay pursuit of opportunities with other indications that could have had greater commercial potential or likelihood of success. We may not be able to develop our intranasal epinephrine technology for any additional indications based on resource allocation decisions and other reasons. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for specific indications may not yield any commercially viable products.

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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third-party service providers could introduce new or heightened cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on our licensing and collaboration partners, our CROs, third-party logistics providers, distributors and other contractors and consultants to utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities, including in connection with our clinical trials.

Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third-parties with whom we work experience a security incident or other interruption, we could, and in certain cases have, experienced adverse consequences. While we may be entitled to damages if the third-parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

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

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Relatedly, our contracts with third parties with whom we work may limit the types and/or amounts of damages that we can recover from those third parties, even where the third party is responsible for a privacy or cybersecurity incident or violation. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive data could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies by our employees, personnel, or vendors, which may constitute a cybersecurity incident or data breach, and which may adversely affect our business, operations, reputation, or financial condition.

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

The FDA and other regulatory agencies actively enforce the laws and regulations relating to the promotion of our products.

If we are found to have improperly promoted uses of our products in the U.S., we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug and device products. In particular, a product may not be promoted in a manner that results in the company making false or misleading claims. If the FDA determines that our or our partners’ public disclosures, promotional materials or training constitutes promotion of false or misleading claims, it could request modifications to disclosure policies, training or promotional materials or subject us or our partners to regulatory or enforcement actions, including the issuance of an untitled letter, a Warning Letter, injunction, seizure, civil fine or criminal penalties and a requirement for corrective advertising, including “Dear Doctor” letters. On September 9, 2025 and January 23, 2026, we received untitled letters from the Department of Human & Health Services regarding our television (“TV”) advertisements. The letters raised concerns from the FDA that our advertisements made false or misleading claims, including with respect to suggesting the avoidance of injectable treatments for emergency treatment of allergic reactions and reducing needle-fear concerns. We have since withdrawn the cited TV advertisements and are working directly with the FDA to address its concerns. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our or our partners’ promotional or training materials to constitute promotion of false or misleading claims which could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, increased losses and diminished profits and the curtailment or restructuring of operations, any of which could adversely affect our or our partners’ ability to operate and, thus, adversely impact our business and our financial results. The FDA or other enforcement authorities could also request that we enter into a consent decree or a corporate integrity agreement or seek a permanent injunction against us under which specified promotional conduct is monitored, changed, or curtailed. If we cannot successfully manage the promotion of our product in the U.S., we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have one product approved for commercial sale and remain in the early stages of our commercialization efforts, and we will continue to incur significant expenses related to our commercialization activities, clinical development and ongoing operations. As a result, we have incurred significant losses in most periods since our inception. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, pre-commercialization activities, the commercial launch of neffy and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss for the year ended December 31, 2025 was $171.3 million. As of December 31, 2025, we had an accumulated deficit of $294.6 million. We expect to continue to incur significant losses for the foreseeable future.

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

As of December 31, 2025, we had an outstanding principal balance under our Credit Agreement of $100.0 million. We may also draw, at our election, up to an additional (i) $25.0 million under the Term B Loan during the period commencing on the six-month anniversary of the Closing Date and ending no later than the one-year anniversary of the Closing Date, (ii) $25.0 million under the Term C Loan will be made available at our election during the period commencing on and including the Closing Date and ending no later than the two-year anniversary of the Closing Date, subject to the satisfaction of a certain revenue requirement under the Credit Agreement, and (iii) $100.0 million under the Term D Loan, subject to the consent of the Lenders. If we are unable to achieve the revenue requirement by the applicable date, we would be unable to borrow additional funds under the Term C Loan under the Credit Agreement, which could negatively impact our ability to fund our operations.

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

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was signed into law. The ACA was intended, among other things, to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Since its enactment, there have been amendments and judicial, executive and Congressional challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is unclear how any such challenges, and the healthcare reform measures of the current administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, additional changes include aggregate reductions to Medicare payments to providers of up to two percent per fiscal year pursuant to the Budget Control Act of 2011, which went into effect on April 1, 2013, and due to subsequent legislative amendments, will remain in effect until 2032, unless additional Congressional action is taken.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example: (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing “Most-Favored-Nation” pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical product; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. If implemented, a “Most-Favored-Nation” pricing policy that is determined to apply to us and neffy based on a reference to the lowest ex-U.S. list price for our intranasal epinephrine product could significantly reduce the U.S. list price for neffy and likewise reduce our annual market opportunity for neffy in the United States. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass healthcare related legislation that could, among others, impact the drug approval process, modify the Medicare Drug Price Negotiation Program, expand orphan drug exclusions, and reduce Medicaid enrollment and funding.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresaw a three-year transition period which ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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

Disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, could prevent the FDA from performing normal functions on which our business relies.

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

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide any product that receives regulatory approval. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts and increase compliance costs and potential liability for us and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

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

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. However, evolving privacy and security laws and regulations may impact our ability to transfer personal data from Europe and other jurisdictions to the United States or other countries, or may require us to take additional actions in order to continue or resume such cross-border data flows (such as implementing new processes or additional safeguards). Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals(i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements. with certain third parties in the future.

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

Further, our employees and personnel, and those of any third parties involved in our operations, including vendors, service providers, collaborators, contractors, and consultants, develop and/or use artificial intelligence or machine learning technologies, including generative artificial intelligence or automated decision-making tools (collectively, “AI technologies”) in the course of performing work for us. The disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations and the disclosure and use of sensitive data in AI technologies may subject us to various legal, contractual, and reputational risks and liabilities. Governments have passed and are likely to pass additional laws and regulations regulating AI technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use or limited in our use of AI technologies, it could make our business less efficient and result in competitive disadvantages.

However, use of AI technologies in connection with our confidential, proprietary, or otherwise sensitive information, including personal data, may result in leaks, disclosure, or otherwise unauthorized or unintended access to or use or other processing of such information, including incorporation of such information into the applicable AI technology system or use of such information to further refine and train the AI technology models. Any such access or use, or any improper or inappropriate use, of AI technologies could, for example, reveal trade secrets or other confidential information that may enable third parties to replicate or improve upon our technologies and programs, advance their technologies or programs more rapidly than we do, or otherwise negatively impact the value of, or our ability to obtain or maintain, intellectual property rights. Access to and use and other processing of personal data may subject us to risks and potential liability and obligations under applicable data privacy laws. Further, we may use the output of AI technologies in our technologies, programs, and other aspects of our business, and such output could incorporate third-party intellectual property, or we may otherwise be unable to own, protect, further develop, or ultimately use such output, which could significantly harm our business to the extent such technologies, programs, or other aspects of our business rely upon such output. Such output may also be false, non-sensical, biased, or otherwise harmful to our operations and business if incorporated therein. Further, our ability to use AI technologies or further develop or use its output may depend on access to specific third-party software and infrastructure, such as processing hardware or third-party artificial intelligence models, and we cannot control the availability or pricing of such software and infrastructure, especially in a highly competitive environment. We may also face novel and urgent cybersecurity risks and emerging ethical risks relating to the use of AI technologies, which could adversely affect our operations, assets, including intellectual property and data, and reputation, as well as those of any third parties involved in our operations. Use of AI technologies in general, and generative AI in particular, in our business could subject us to additional costs and expenses, litigation, regulatory actions and investigations, and other negative consequences. There is significant uncertainty with respect to the nature of the laws and regulations that have been and may in the future be adopted, including how such laws and regulations will be interpreted and applied, both within and outside of the U.S., with respect to the use of AI technologies in general, and generative AI in particular, including the ownership of or right to use the output of generative AI. We may need to expend significant resources to modify and maintain our business practices to comply with such laws and regulations and to otherwise ensure appropriate and lawful use of artificial intelligence technologies, including generative AI and its output, in our technologies, programs, and other aspects of our business.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal or sensitive data on our behalf. In addition, these obligations may require us to change elements of our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

In particular, we rely on third parties for the supply of our intranasal epinephrine technology product candidates unit dose nasal spray devices and glass microvials. We have entered into a manufacturing agreement with Renaissance Lakewood, LLC (“Renaissance”), which has been actively involved in supporting the manufacture of our intranasal epinephrine technology product candidates in our clinical development, and we will continue to rely on Renaissance as the primary source for drug product manufacturing and final packaging. Unless and until we can secure alternative sources, drug product manufacturing and final packaging, our dependence on Renaissance will subject us to the possible risks of shortages, interruptions, and price fluctuations.

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

The failure of our licensing and collaboration partners to devote sufficient time and effort to the development and commercialization of neffy and our current or future intranasal epinephrine technology product candidates; to meet their obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; to adequately respond to the adverse impact of military action, sanctions and market disruptions; and/or to satisfactorily resolve significant disagreements with us or address other factors could have an adverse impact on our financial results and operations. In addition, if these third parties violate, or are alleged to have violated, any laws or regulations during the performance of their obligations for us, including with respect to safety, patient and data privacy, antitrust, and bribery and corruption, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences and liabilities. We may not be successful in enforcing the terms and conditions of our licensing and collaboration agreements in court or via agreed upon dispute resolution mechanisms, and even if we were to prevail in any such dispute, the remedies may not be adequate to compensate us for the losses. Any termination, breach or expiration of some of these licensing or collaboration agreements could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive license fees, milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing regulatory approval and commercialization of neffy and our current or future intranasal epinephrine technology product candidates. Alternatively, we may attempt to identify and transact with a new assignee or licensee, but there can be no assurance that we would be able to identify a suitable partner or transact on terms that are favorable to us.

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

There is no guarantee that any of our CROs, investigators or other third parties will devote adequate time and resources to such trials or studies or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other development activities that could harm our competitive position. In addition, principal investigators for our clinical trials are expected to serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or a comparable regulatory authority concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any NDA we submit or of comparable applicable submitted to foreign regulatory authorities. Any such delay or rejection could prevent us from commercializing neffy and our current or future intranasal epinephrine technology product candidates for potential additional indications, including urticaria.

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

Patents are of national or regional effect. Although as of December 31, 2025 we own, co-own or exclusively license eight issued U.S. patents, granted patents in each of Australia, Canada, China, Hong Kong, Israel, Japan, Mexico, Singapore, South Korea, and over thirty member states of the European Patent Organization, including the United Kingdom, directed to neffy and its uses, among other things, three pending U.S. patent applications, one pending international patent application and sixteen pending foreign patent applications directed to neffy and its uses, among other things, and a pending U.S. provisional patent application directed to intranasal epinephrine formulations and methods of their use, among other things, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. Increased patent-related fees from the USPTO and patent offices in foreign countries may significantly increase our operating costs and limit our ability to protect our intellectual property. These increased costs may require us to be more selective in the inventions we choose to patent or the jurisdictions in which we seek protection. If we are unable to adequately fund our patent prosecution and maintenance, or if the costs of defending our patents against third-party challenges become prohibitive, our competitive position could be weakened. Furthermore, these fee structures may incentivize our competitors to adopt more aggressive litigation strategies, potentially increasing our legal expenses and the risk of being unable to exclude others from using our proprietary technology. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These competitor products may compete with our product, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Further, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Many foreign countries could impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, Brazil enacted Law No. 15.122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entity’s intellectual property rights. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

The patents we currently own, co-own or exclusively license for neffy and our intranasal epinephrine technology product candidates are expected to expire as early as 2038, absent any patent term adjustments. The API in neffy and our intranasal epinephrine technology product candidates is epinephrine, a generic API that is used in FDA-approved intra-muscular injectables. Since neffy was approved by the FDA under the 505(b)(2) regulatory pathway, our U.S. patents for neffy are not eligible for patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984. While we are planning to seek additional patent coverage for neffy, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. Without patent protection, we may be open to competition from generic versions of neffy.

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will issue or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.

We own, co-own or exclusively license patent applications in our portfolio relating to neffy and our current or future intranasal epinephrine technology product candidates that are pending at the patent offices in the United States, Europe, Japan, and other foreign jurisdictions, however, we cannot predict:

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

There is a substantial amount of intellectual property litigation in the pharmaceutical industry, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to neffy or our current or future intranasal epinephrine technology product candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The pharmaceutical industry has produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that neffy or our current or future intranasal epinephrine technology product candidates, or of use either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity of third-party patents may be difficult and uncertain. Stricter procedural rules and increased discretionary denials at the USPTO may limit our ability to use inter partes review to challenge third-party patents, potentially increasing our litigation costs and risk of infringement liability. These changes may result in our inability to invalidate patents asserted against us by third parties, our increased legal expenses, the need to pay significant licensing fees by us, or us being enjoined from selling certain products. Furthermore, our inability to invalidate questionable third-party patents through the Patent Trial and Appeal Board could adversely affect our product development timelines and market share. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in defending our rights in these proceedings, which could have a material adverse effect on our business and operations. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property that relate to our research programs and product candidates, their respective methods of use, manufacture and formulations thereof. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent that we own, co-own or have exclusively licensed is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of our patents is upheld, the court will construe the claims of our patents narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention at issue. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks and pay for damages.

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

neffy or our current or future intranasal epinephrine technology product candidates may face competition from generic intranasal epinephrine products sooner than expected, and our patents may be challenged.

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

We have not received U.S. non-patent marketing exclusivity for neffy, which was approved by the FDA under the 505(b)(2) regulatory pathway. Without non-patent marketing exclusivity for neffy, we may face competition by third parties seeking to market generic versions of neffy. Upon approval of neffy by the FDA, we listed 7 patents with claims covering neffy in the Orange Book. An eighth patent with claims covering neffy was subsequently listed in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of neffy or an NDA submitted under the 505(b)(2) regulatory pathway referencing neffy must make one of the following certifications to the FDA concerning the patents listed in the Orange Book for neffy: (a) the patents that are listed have expired; (b) the date on which such patents will expire; or (c) such patents are invalid or will not be infringed upon by the manufacture, use or sale of the generic equivalent version of neffy or the drug product submitted under the 505(b)(2) regulatory pathway referencing neffy. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to us for each patent to which the ANDA or 505(b)(2) application refers. Following receipt of a paragraph IV notice, we may bring a lawsuit for patent infringement against the paragraph IV filer, and we may be entitled to a statutory 30-month stay of approval of the proposed product of the paragraph IV filer. We received paragraph IV certification notice letters from Lupin in August 2025 and February 2026, providing notification to us that Lupin submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of neffy 2 mg and 1 mg, respectively. In February 2026, we filed a lawsuit against Lupin in the United States District Court for the District of New Jersey, alleging infringement of certain of our patents and seeking a permanent injunction preventing market entry of a generic product from Lupin prior to the expiry of such patents. See Note 10 – Commitments and Contingencies to the consolidated financial statements in this Form 10-K for additional discussion. There is no guarantee that we will be successful in our lawsuit against Lupin. Patent litigation is expensive and time consuming, requires significant resources, may absorb significant time of our management and has an unpredictable outcome. If we are unsuccessful in the lawsuit or if a generic competitor is found not to infringe our patents, the resulting generic competition will likely negatively affect our business, financial condition and results of operations. In general, although we expect to vigorously defend our patents from infringement by third parties, there can be no assurances that we will be successful with respect to such defense or any other legal proceedings which may arise in the ordinary course of our business. Such a failure may have a material impact on our business, our results of operations, and our financial condition in the future.

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

We expanded our organization following FDA approval of neffy in August 2024. Specifically, we increased our sales force and made additional hires in the areas of general and administrative, medical, commercial, sales and marketing, and operations. As a result, our headcount has increased from 23 full-time employees and 5 part-time employees as of July 31, 2024 to 158 full-time employees and 5 part-time employees as of December 31, 2025. We may need to further expand our headcount in the future to support our growth strategy. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of our attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such recent and anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If we are unable to effectively manage our recent and expected growth, our ability to generate revenues or achieve future profitability could be reduced and we may not be able to implement our business strategy, including the successful commercialization of neffy.

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

International and geo-political events could also have a serious adverse impact on our business. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions associated with geopolitical conflicts could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Item 2. Properties.

Our corporate headquarters are located in San Diego, California, where we lease approximately 9,254 square feet of office space. We believe that our facilities are adequate for our current needs.

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

Holders of Common Stock

As of March 4, 2026, there were 13 holders of record of our common stock. Because most of our common stock is held by brokers, nominees, and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

None.

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

Overview

We are a biopharmaceutical company focused on the commercialization and development of neffy (currently identified in the European Union (“EU”) and United Kingdom (“U.K.”) by the trade name EURneffy and in China by the trade name 优敏速) for needle-free intranasal delivery of epinephrine for emergency treatment of Type I allergic reactions, including anaphylaxis. neffy is the first and only U.S. Food and Drug Administration (“FDA”) and European Commission-approved needle-free epinephrine product, also has approvals in the U.K., Japan, Australia, and China. It is the first new delivery method for epinephrine in more than 35 years. neffy is a proprietary composition of epinephrine with an innovative absorption enhancer called Intravail, which allows neffy to safely provide intranasal delivery of epinephrine at a low dose within the exposures of approved injectable products across a range of dosing conditions (including repeat dosing and allergen challenge). We believe the market opportunity for neffy in the United States is significant. At the current list price for neffy and our target total gross-to-net yield, the estimated 6.5 million patients currently prescribed an epinephrine autoinjector in the United States represents an initial addressable market opportunity of approximately $3.5 billion in annual net sales, while the remaining 13.5 million diagnosed patients that have not been prescribed an epinephrine product represent an additional addressable market opportunity of approximately $7.0 billion in annual net sales.

We believe neffy’s “no needle, no injection” approach addresses a significant unmet need in the use of epinephrine. There are approximately 40 million people in the U.S. who experience Type I allergic reactions. Of this group, approximately 20 million people are reported to have been diagnosed and experienced severe Type I allergic reactions that may lead to anaphylaxis, and approximately 6.5 million of those were prescribed an epinephrine autoinjector. However, in recent years, only an estimated one-half of those consistently carry their prescribed autoinjector with them. We believe the market opportunity for neffy in the U.S. is significant. Those estimated 3.2 million patients who currently fill their active epinephrine autoinjector prescription would represent approximately $1.8 billion in annual U.S. net sales at neffy’s target estimated gross-to-net yield based on epinephrine device unit volume in 2025.

In August 2024, the FDA approved neffy 2 mg for the emergency treatment of Type I allergic reactions, including anaphylaxis, in adults and children who weigh 30 kg or greater, with neffy 1 mg subsequently approved in March 2025 for patients who are four years of age and older and weigh 15 kg to less than 30 kg. Our launch strategy for neffy in the United States involves direct outreach to high-volume prescribers of epinephrine accounting for approximately 55% of prescriptions in the last year through an efficient sales force. As of December 31, 2025, our sales force is comprised of approximately 106 ARS Pharma employees, who serve as sales reps, key account managers, area sales managers, and national sales directors, as well as 10 virtual sales reps, and approximately 70 sales reps via our co-promotion partner, ALK U.S., who began field operations in June 2025 and will target up to 9,000 specified pediatricians and other prescribers in the U.S. We plan to expand our internal sales force to approximately 150 individuals beginning in the second quarter of 2026. For more information regarding our partners and collaboration agreements, see “Business—Our Collaboration and Licensing Agreements.”

Our launch strategy is also supported by: active participation since November 2024 of approximately 2,800 healthcare professionals in our neffy experience program that allows healthcare professionals to use neffy firsthand as rescue therapy for anaphylaxis during in-clinic allergen challenge as well as for the ongoing collection of real-world evidence that supports neffy’s clinical equivalence to injection; extensive non-personal promotion including medical education programs in collaboration with allergist societies, speaker bureaus, peer-to-peer programs and participation in regional and national medical conferences; engagement and contracting with payors to obtain timely coverage with favorable gross-to-net discounting; our neffyconnect program that provides support to physicians and patients including our $25 co-pay savings card, $199 cash price and patient assistance programs; our neffyinSchools programs, where more than 9,000 schools to date have opted into receiving two cartons of neffy at no cost with accompanying school nurse education about neffy; partnerships with patient advocacy organizations including disease awareness campaigns; and multi-channel branded direct to consumer advertising including connected television, point of care, endemic and programmatic display, social media, and paid search that initiated in May 2025, as well as linear television advertising that started in June 2025. To reduce the time burden of an in-person healthcare provider visit, we also launched a new commercial initiative in November 2025 called “Get neffy on Us” that offers patients a free visit with a virtual prescriber, along with a $0 co-pay for eligible patients with commercial insurance. We also initiated a U.S. post-marketing registry-based study for neffy for the treatment of anaphylaxis in oral food challenge or allergen immunotherapy clinics in the second quarter of 2025, which is ongoing.

The EC has granted marketing authorization in the EU for EURneffy 2 mg (the trade name for neffy 2 mg in the EU and U.K.), for the emergency treatment of Type I allergic reactions, including anaphylaxis, in adults and children who weigh 30 kg or greater and on January 29, 2026, the Committee for Medicinal Products for Human Use of the EMA adopted a positive opinion, recommending marketing authorization in the EU for EURneffy 1 mg for children who are four years of age and older and weigh 15 kg to less than 30 kg. Through our collaboration with ALK, EURneffy 2 mg was launched in Europe, beginning with Germany in June 2025, followed by the U.K. in October 2025. We received approval of neffy 2 mg and 1 mg in Japan in September 2025, which is expected to launch in the first quarter of 2026 by our collaboration partner, Alfresa. We also received approval of neffy 2 mg and 1 mg doses in Australia in December 2025, with commercial launch by our collaboration partner, Seqirus, initiated in February 2026. In December 2025, we received approval in China of 优敏速 (the trade name for neffy 2 mg in China), with commercial launch by our collaboration partner, Pediatrix, expected to start in the first half of 2026. neffy 2 mg is under review by Health Canada, with a regulatory decision expected in the second quarter of 2026 and if approved, with commercial launch by our collaboration partner, ALK, expected to start later in 2026. neffy has already been approved or is under regulatory review in countries representing approximately 98% of the current global epinephrine autoinjector sales.

Real-world data supports that neffy delivers similar response rates as injections for the emergency treatment of Type I allergic reactions. In September 2025, we reported survey results of anaphylaxis treatment outcomes in the neffy experience program, which provides 1 mg and 2 mg doses of neffy to allergists for in-office use if patients experience an anaphylactic event during oral food challenges or allergen immunotherapy. These results showed that approximately 90% of patients experiencing anaphylaxis symptoms were effectively treated with a single dose of neffy, which is consistent with that historically reported for epinephrine injection. The results were presented as an oral presentation at the American College of Allergy, Asthma and Immunology (“ACAAI”) meeting in early November 2025 and was also published in the Annals of Allergy, Asthma and Immunology, the official peer-reviewed journal of the ACAAI, in December 2025.

We reported positive topline results demonstrating statistically significant and clinically meaningful improvements in treatment-refractory chronic urticaria patients at the American Academy of Allergy and Immunology medical conference in February 2024. In the second quarter of 2025, we initiated a Phase 2b randomized, placebo-controlled outpatient clinical trial involving chronic spontaneous urticaria patients, on chronic treatment regimens, who still experience flares or exacerbations. Interim data from this clinical trial is anticipated in the second half of 2026, followed by the potential initiation of a single pivotal efficacy study in mid-2027.

Since our inception in 2015 as ARS Pharmaceuticals, Inc., we have devoted substantially all of our efforts to developing intellectual property, conducting product development and clinical trials, organizing and staffing, business planning, raising capital, building infrastructure, pre-commercial and commercial activities, and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the merger with Silverback Therapeutics, Inc. (“Silverback”) in November 2022, private placement of convertible preferred stock, issuance of common stock, licensing, supply and distribution arrangements with our commercialization partners, debt, and net product sales. As of December 31, 2025, we had cash, cash equivalents, and short-term investments of $245.0 million.

We have incurred net losses in most years since our inception. Net loss for the year ended December 31, 2025 was $171.3 million, and net income for the year ended December 31, 2024 was $8.0 million. As of December 31, 2025, we had an accumulated deficit of $294.6 million. Until we consistently generate positive net income, if ever, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other development activities, the cost for regulatory filings, expenses for commercial activities to establish, maintain and enhance sales, marketing and distribution capabilities for neffy, the timing and volume of our product sales, and our ability to earn potential royalties and regulatory and commercial milestones under our license and collaboration arrangements.

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

Cost of Goods Sold

Cost of goods sold consists primarily of direct and indirect costs to manufacture neffy for commercial sale, including third-party manufacturing costs, raw material and component costs, excess or obsolete inventory adjustment charges, inventory write offs, packaging services, freight, storage costs, distribution fees, amortization of capitalized in-licensed costs, royalties on product sales, salaries and related expenses for personnel, and stock-based compensation. Prior to the FDA approval of neffy in August 2024, certain inventory components were purchased to manufacture neffy and recorded as research and development expenses, resulting in zero-cost inventory components. As a result, the cost of goods sold related to neffy will initially reflect a lower average per unit cost of materials, as previously expensed inventory components are consumed in commercial production and sold to customers.

As of December 31, 2025, we had $6.7 million in zero-cost inventory components remaining, and no zero-cost inventory components were determined to be obsolete. Based on our current forecast, we expect zero-cost inventory components to be substantially consumed in commercial production by mid-2026. The time over which the zero-cost inventory components are included in cost of goods sold will depend on several factors, but primarily the timing of future neffy sales.

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
•
indirect expenses including insurance and facility-related expenses; and
•
salaries, payroll taxes, benefits and stock-based compensation charges for personnel engaged in research and development efforts.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Years Ended December 31,		Dollar	%
	2025	2024	Change	Change
Revenue:
Product revenue, net	$72,192	$7,255	$64,937	*
Revenue under collaboration agreements	9,716	81,529	(71,813)	(88%)
Revenue under supply agreements	2,370	365	2,005	*
Total revenue	84,278	89,149	(4,871)	(5%)
Operating expenses:
Cost of goods sold	20,423	977	19,446	*
Research and development(1)	13,181	19,580	(6,399)	(33%)
Selling, general and administrative(1)	230,122	71,675	158,447	221%
Total operating expenses	263,726	92,232	171,494	186%
Loss from operations	(179,448)	(3,083)	(176,365)	*
Other income (expense), net:
Interest income	10,669	11,369	(700)	(6%)
Interest expense	(2,599)	—	(2,599)	*
Total other income, net	8,070	11,369	(3,299)	(29%)
(Loss) income before income tax (benefit) expense	(171,378)	8,286	(179,664)	*
Income tax (benefit) expense	(80)	288	(368)	(128%)
Net (loss) income	$(171,298)	$7,998	$(179,296)	*

_____________

* Not meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$2,660	$2,955
Selling, general and administrative	19,435	11,579
Total	$22,095	$14,534

Revenues. Revenue for the year ended December 31, 2025 was $84.3 million, as compared to $89.1 million for the year ended December 31, 2024. Revenue for the year ended December 31, 2025 includes $72.2 million in net product revenues for sales of neffy in the United States, $9.7 million in revenue under collaboration agreements, and $2.4 million in revenue under supply agreements. Revenue under collaboration agreements consists of achievement of regulatory and commercial milestones under the Pediatrix Agreement of $4.0 million, ALK Collaboration Agreement of $2.6 million, Alfresa Agreement of $2.0 million, and Seqirus Agreement of $0.6 million, as well as the performance of development and regulatory services, and royalties attributable to the ALK Territory, excluding the EEA, under the ALK Collaboration Agreement of $0.3 million and $0.2 million, respectively.

Revenue for the year ended December 31, 2024 includes $81.5 million in revenues under collaboration agreements, $7.3 million in net product revenues for sales of neffy in the United States, and $0.4 million in revenue under supply agreements. Revenue under collaboration agreements consists of $73.1 million under the ALK Collaboration Agreement for the delivery of a license to develop, manufacture and commercialize products containing epinephrine administered intranasally in the ALK Territory excluding the EEA, $0.4 million under the ALK Collaboration Agreement for revenue recognized under the regulatory services performance obligations, $6.0 million from a regulatory milestone under the Alfresa Agreement, $1.5 million for the first event milestone under the Seqirus Agreement, and $0.5 million for the delivery of the license for neffy in the Seqirus Territory in combination with the transfer of know-how under the Seqirus Agreement.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2025 was $20.4 million, as compared to $1.0 million for the year ended December 31, 2024. Prior to August 2024, costs incurred to manufacture neffy were recorded as research and development expenses, and product sales subsequent to August 2024 partially utilized zero-cost inventory components. Cost of goods sold consisted primarily of product costs and royalties, and during the year ended December 31, 2025, the establishment of an inventory reserve.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2025 were $13.2 million, as compared to $19.6 million for the year ended December 31, 2024. The decrease of $6.4 million was primarily due to decreases in IPR&D expense of $2.1 million from the achievement of the EMA regulatory milestone under the Recordati Termination Agreement during the year ended December 31, 2024, product-development related expense of $1.8 million, clinical trial costs of $0.8 million, personnel-related expenses of $0.8 million, and other research and development expenses of $0.9 million.

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Clinical and regulatory	$6,943	$8,033
Manufacturing and non-clinical development	6,238	11,547
Total	$13,181	$19,580

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2025 was $230.1 million, as compared to $71.7 million for the year ended December 31, 2024. The increase of $158.4 million was primarily due to increases in marketing-related expenses of $111.4 million, personnel-related expenses of $24.2 million, stock-based compensation expense of $7.9 million, outside services of $4.2 million, travel and meals expense of $3.6 million incurred mainly by our sales personnel, conference and seminar expense of $2.5 million, audit, tax and valuation fees of $1.5 million, legal fees of $0.6 million, and other general operating costs of $2.5 million.

Other Income (Expense), Net. Other income (expense), net for the year ended December 31, 2025 was $8.1 million, as compared to $11.4 million for the year ended December 31, 2024. The decrease of $3.3 million was primarily due to interest expense related to the term loan of $2.6 million and a decrease in net accretion of discounts on short-term investments of $2.1 million, partially offset by an increase in interest income from our cash, cash equivalents, and short-term investments of $1.4 million.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the merger with Silverback, private placement of convertible preferred stock, issuance of common stock, licensing, supply and distribution arrangements with our commercialization partners, debt, and net product sales. As of December 31, 2025, we had cash, cash equivalents, and short-term investments of $245.0 million.

Cash flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Net cash and cash equivalents (used in) provided by operating activities	$(170,866)	$13,548
Net cash and cash equivalents provided by (used in) investing activities	56,768	(106,101)
Net cash and cash equivalents provided by financing activities	104,598	72,399
Net decrease in cash and cash equivalents	$(9,500)	$(20,154)

Operating Activities

During the year ended December 31, 2025, net cash used in operating activities was $170.9 million. This consisted primarily of a net loss of $171.3 million, an increase in our operating assets and operating liabilities of $38.5 million and $18.5 million, respectively, and non-cash charges of $20.4 million. The increase in our operating assets was due to increases in inventories of $22.0 million and accounts receivable of $17.2 million, partially offset by a decrease in prepaid expenses and other assets of $0.7 million. The increase in our operating liabilities was primarily attributable to an increase in accounts payable and accrued expenses of $18.9 million, partially offset by a decrease in contract liability of $0.4 million. The non-cash charges consisted primarily of non-cash stock-based compensation of $22.1 million, establishment of an inventory reserve of $2.2 million, depreciation and amortization expense of $1.4 million, and other non-cash items of $0.3 million, partially offset by net accretion of discounts on short-term investments of $5.5 million.

During the year ended December 31, 2024, net cash provided by operating activities was $13.5 million. This consisted primarily of net income of $8.0 million, an increase in our operating assets of $20.3 million, an increase in our operating liabilities of $18.5 million, and non-cash charges of $7.4 million. The increase in our operating assets was primarily due to an increase in accounts receivable of $8.2 million, an increase in prepaid and other assets of $6.2 million, and an increase in inventories of $5.9 million. The increase in our operating liabilities was due to an increase in accounts payable and accrued liabilities of $16.4 million and an increase in contract liability of $2.1 million. The non-cash charges consisted primarily of non-cash stock-based compensation of $14.5 million, partially offset by net accretion of discounts on short-term investments of $7.3 million.

Investing Activities

During the year ended December 31, 2025, the cash and cash equivalents provided by investing activities was $56.8 million. This consisted of maturities of short-term investments of $307.0 million, partially offset by purchases of short-term investments of $242.0 million, payments of milestone obligations under license agreements of $7.9 million, and purchases of property and equipment of $0.3 million.

During the year ended December 31, 2024, the cash and cash equivalents used in investing activities was $106.1 million. This consisted primarily of purchases of short-term investments of $356.0 million, payments of milestone obligations under license agreements of $7.5 million, and purchases of property and equipment of $0.6 million, partially offset by maturities of short-term investments of $258.0 million.

Financing Activities

During the year ended December 31, 2025, the $104.6 million of cash and cash equivalents provided by financing activities was attributable to net proceeds from the term loan under the Credit Agreement of $96.3 million, proceeds from stock option exercises and issuance of common stock under the employee stock purchase plan of $5.7 million, and proceeds from milestone obligations met under license agreements of $2.7 million.

During the year ended December 31, 2024, the cash and cash equivalents provided by financing activities was $72.4 million. This consisted of $69.4 million from the upfront payment from ALK that was allocated to the EEA License and $3.0 million from stock option exercises and issuance of common stock under the employee stock purchase plan.

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

Future Contractual Cash Obligations

The total remaining unconditional purchase obligations related to the supply of raw materials is $55.3 million as of December 31, 2025. Our remaining payment obligations by year are as follows: 2026 ($9.1 million), 2027 ($11.8 million), 2028 ($13.8 million), and $2.9 million per year thereafter through 2035.

Under the ALK Co-Promotion Agreement, the total remaining payment obligations under this agreement are $20.2 million as of December 31, 2025. Our remaining obligations by year are as follows: 2026 ($8.3 million), 2027 ($5.2 million), 2028 ($4.7 million), and 2029 ($2.0 million). In addition to the base fee, ALK U.S will be eligible to receive performance-based payments from us. Future performance-based payment amounts are indeterminate since they depend on future revenues, which are uncertain.

In August 2024, we entered into a corporate sponsorship agreement with Food Allergy Research and Education, Inc., which was subsequently amended in May 2025. Our remaining payment obligations as of December 31, 2025 are $6.0 million. Our remaining payment obligations by year are as follows: 2026 ($5.0 million), and 2027 ($1.0 million).

Under the Credit Agreement, the outstanding principal of $100.0 million as of December 31, 2025 is due upon maturity on September 29, 2030. Estimated interest payments are calculated based on the outstanding principal, the applicable interest rate and expected timing of scheduled payments as of December 31, 2025. As of December 31, 2025, based on the interest rate in effect at such date, total estimated remaining interest payments are $45.7 million, and our estimated remaining interest payments by year are as follows: 2026 ($9.6 million), 2027 ($9.6 million), 2028 ($9.6 million), 2029 ($9.6 million), and 2030 ($7.2 million).

Under the Aegis Agreement, remaining payment obligations to OrbiMed are contingent upon our achievement of certain commercial milestones and have been reduced to $9.0 million as of December 31, 2025. We are also required to make royalty payments to OrbiMed based on a mid-single-digit percentage of net product sales. Future royalty payment amounts are indeterminate since they depend on future revenues, which are uncertain.

In February 2023, we entered into a termination agreement (the “Recordati Termination Agreement”) with Recordati Ireland, Ltd. (“Recordati”) to reacquire the rights to neffy in Europe and certain European Free Trade Association, Russia/the Commonwealth of Independent States, Middle East and African countries (the “Recordati Territory”). Under the Recordati Termination Agreement, we are required to make royalty payments to Recordati of up to €5.0 million in the aggregate from sales of neffy in the Recordati Territory, of which up to €4.6 million (approximately $5.4 million in U.S. dollars) remain as of December 31, 2025. Future royalty payment amounts are indeterminate since they depend on future revenues, which are uncertain.

We enter into contracts in the normal course of business with third-party contract organizations and vendors for clinical studies, manufacturing and other services and products. These contracts generally provide for termination after a notice period.

As of December 31, 2025, we have not recognized any reserves related to uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.

Critical Accounting Estimates

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

While our significant accounting policies and estimates are described in more detail in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements, we believe the following accounting policies and estimates to be most critical to the preparation of our consolidated financial statements.

Revenue Recognition

Product revenue, net

Product revenue is recorded net of estimates for variable consideration, including distribution service fees, prompt pay discounts, product returns, chargebacks, rebates, co-payment assistance, and other incentives for certain indirect customers. Reserves for these estimates are recorded in the same period of the related sale and reflect amounts earned or expected to be claimed on those sales. Estimates of variable consideration require significant judgment and are based on factors such as contractual and statutory requirements, known market events, industry trends and data, forecasted customer buying and payment patterns, and historical experience. Variable consideration is included in net product revenue only to the extent it is probable that a significant reversal will not occur in a future period. Estimates are reassessed each reporting period, and actual amounts may differ from those estimates. Any adjustments are recorded in the period differences become known on a cumulative catch-up basis and may affect product revenue and net (loss) income in that period.

Revenue under collaboration agreements

Revenue from licenses to our intellectual property is recorded when the license is transferred and the licensee can use and benefit from it, provided the license is distinct from other obligations. For licenses bundled with other obligations, management evaluates whether performance obligations are satisfied over time or at a point in time and, if over time, determines the appropriate method to measure progress. Milestone payments are included in the transaction price only when it is probable that a significant revenue reversal will not occur, and are reassessed each reporting period. Sales-based royalties or commercial milestones based on product sales where a license is the predominant item are recorded at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Adjustments to estimates are recorded on a cumulative catch-up basis and may affect revenue under collaboration agreements and net (loss) income in that period.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements for information about recent accounting pronouncements, the timing of their adoption, and our assessment, if any, of their potential impact on our financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a “smaller reporting company” as defined under Item 10(f)(1) of Regulation S-K of the Securities Act.

Item 8. Financial Statements and Supplementary Data

ARS Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ARS Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ARS Pharmaceuticals, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Rebates
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company records product revenue with each sale at the transaction price, net of reserves for variable consideration, including but not limited to commercial rebates owed to pharmacy benefit managers and managed care organizations. The Company estimates the rebate amounts owed based on the expected number of claims and the related cost that is associated with the revenue being recognized for product that remains in the distribution channel and any rebate amounts for product that has been dispensed to a patient but not invoiced to the Company at the end of each reporting period. Rebate estimates are recorded as other current liabilities on the consolidated balance sheet.

Auditing management's estimates of commercial rebates was especially challenging because the related accruals were dependent on certain significant assumptions including the expected number of claims and the related cost that is associated with the revenue being recognized for product that remains in the distribution channel and for which the product has been dispensed to a patient but has not been invoiced at the end of each reporting period.

How We Addressed the Matter in Our Audit

To test the commercial rebates, our audit procedures included, among others, understanding and evaluating the significant assumptions and the underlying data used in management's calculations. This included testing contractual arrangements and management’s estimates of expected claims for product that remains in the distribution channel and for which the product has been dispensed to a patient but the Company has not been invoiced at the end of the reporting period. In addition, we inspected the results of the Company's analysis of commercial rebates and evaluated the estimates made based on historical experience.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

San Diego, California

March 9, 2026

ARS Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$41,317	$50,817
Short-term investments	203,669	263,205
Accounts receivable, net	25,347	8,175
Inventories	8,369	5,212
Prepaid expenses and other current assets	6,194	6,886
Total current assets	284,896	334,295
Inventories, noncurrent	23,053	5,307
Property, plant and equipment, net	2,465	1,066
Intangible assets, net	14,452	7,371
Other assets	2,786	3,114
Total assets	$327,652	$351,153
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (including related party amounts of $1,624 and $656, respectively)	$37,948	$22,841
Contract liability, current	609	557
Other current liabilities	588	42
Total current liabilities	39,145	23,440
Term loans, net (including related party amounts of $4,819 and $0, respectively)	96,374	—
Financing liability	72,140	69,383
Contract liability, net of current portion	1,130	1,532
Other accrued liabilities	4,605	—
Total liabilities	213,394	94,355
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at December 31, 2025 and 2024; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at December 31, 2025 and 2024; 99,290,926 and 97,954,172 shares issued and outstanding at December 31, 2025 and 2024, respectively	10	10
Additional paid-in capital	408,726	379,873
Accumulated other comprehensive gain, net	125	220
Accumulated deficit	(294,603)	(123,305)
Total stockholders’ equity	114,258	256,798
Total liabilities and stockholders’ equity	$327,652	$351,153

The accompanying notes are an integral part of these consolidated financial statements.

ARS Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Revenue:
Product revenue, net	$72,192	$7,255
Revenue under collaboration agreements	9,716	81,529
Revenue under supply agreements	2,370	365
Total revenue	84,278	89,149
Operating expenses:
Cost of goods sold (including related party amounts of $4,781 and $241, respectively)	20,423	977
Research and development (including related party amounts of $2,255 and $2,066, respectively)	13,181	19,580
Selling, general and administrative (including related party amounts of $475 and $465, respectively)	230,122	71,675
Total operating expenses	263,726	92,232
Loss from operations	(179,448)	(3,083)
Other income (expense), net:
Interest income	10,669	11,369
Interest expense (including related party amounts of $130 and $0, respectively)	(2,599)	—
Total other income, net	8,070	11,369
(Loss) income before income tax (benefit) expense	(171,378)	8,286
Income tax (benefit) expense	(80)	288
Net (loss) income	(171,298)	7,998
Unrealized (losses) gains on available-for-sale securities	(95)	171
Comprehensive (loss) income	$(171,393)	$8,169
Net (loss) income per share:
Basic	$(1.74)	$0.08
Diluted	$(1.74)	$0.08
Weighted-average shares outstanding used in computing net (loss) income per share:
Basic	98,566,481	96,936,661
Diluted	98,566,481	102,390,828

The accompanying notes are an integral part of these consolidated financial statements.

ARS Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
	Common			Other		Total
	Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Gain (Loss), Net	Deficit	Equity
Balance at December 31, 2023	96,414,963	$10	$362,004	$49	$(131,303)	$230,760
Exercise of common stock options, release of restricted stock units, and issuance of common stock under the employee stock purchase plan	1,539,209	—	3,016	—	—	3,016
Stock-based compensation	—	—	14,853	—	—	14,853
Net income and comprehensive income	—	—	—	171	7,998	8,169
Balance at December 31, 2024	97,954,172	10	379,873	220	(123,305)	256,798
Exercise of common stock options, release of restricted stock units, and issuance of common stock under the employee stock purchase plan	1,336,754	—	5,681	—	—	5,681
Stock-based compensation	—	—	23,172	—	—	23,172
Net loss and comprehensive loss	—	—	—	(95)	(171,298)	(171,393)
Balance at December 31, 2025	99,290,926	$10	$408,726	$125	$(294,603)	$114,258

The accompanying notes are an integral part of these consolidated financial statements.

ARS Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(171,298)	$7,998
Non-cash adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	22,095	14,534
Provision for inventory reserve	2,160	—
Depreciation and amortization expense	1,367	79
Accretion on investments, net of amortization	(5,523)	(7,254)
Other non-cash items	337	—
Changes in operating assets and liabilities:
Accounts receivable	(17,205)	(8,175)
Inventories	(21,986)	(5,945)
Prepaid expenses and other assets	656	(6,191)
Accounts payable and accrued liabilities	18,881	16,413
Contract liability	(350)	2,089
Net cash and cash equivalents (used in) provided by operating activities	(170,866)	13,548
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale	(242,033)	(356,038)
Maturities of short-term investments, available-for-sale	307,000	258,000
Payments of milestone obligations under license agreements	(7,860)	(7,500)
Purchases of property and equipment	(339)	(563)
Net cash and cash equivalents provided by (used in) investing activities	56,768	(106,101)
Cash flows from financing activities:
Proceeds from term loan, net of issuance costs	96,257	—
Proceeds from exercise of common stock options and issuance of common stock under the employee stock purchase plan	5,681	3,016
Proceeds from milestone obligations met under license agreements recognized as an increase to the financing liability	2,660	69,383
Net cash and cash equivalents provided by financing activities	104,598	72,399
Net decrease in cash and cash equivalents	(9,500)	(20,154)
Cash and cash equivalents at beginning of period	50,817	70,971
Cash and cash equivalents at end of period	$41,317	$50,817
Supplemental cash flow information:
Cash paid for interest	$2,452	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARS Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

Description of Business

ARS Pharmaceuticals, Inc. (“ARS”, “ARS Pharma” or the “Company”) is a biopharmaceutical company focused on the commercialization and development of neffy (currently identified in the European Union and United Kingdom by the trade name EURneffy and in China by the trade name 优敏速) for needle-free intranasal delivery of epinephrine for emergency treatment of Type I allergic reactions, including anaphylaxis. neffy is the first and only FDA and European Commission-approved needle-free epinephrine product, and the first new delivery method for epinephrine in more than 35 years.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses in most years since its inception and had an accumulated deficit of $294.6 million as of December 31, 2025. The Company had cash, cash equivalents, and short-term investments of $245.0 million as of December 31, 2025 and has not generated positive cash flows from operations in most years. To date, the Company has funded its operations primarily with proceeds from the merger with Silverback Therapeutics, Inc. (“Silverback”) in November 2022 (the “Merger”), the private placement of convertible preferred stock, the issuance of common stock, licensing, supply and distribution agreements, debt, and net product sales. The Company’s currently available cash, cash equivalents, and short-term investments as of December 31, 2025 are sufficient to meet its anticipated cash requirements for at least the 12 months following the date these financial statements are issued.

From August 5, 2015 (inception) through December 31, 2025, the Company has devoted substantially all of its efforts to developing intellectual property, conducting product development and clinical trials, organizing and staffing the Company, business planning, raising capital, building infrastructure, pre-commercial and commercial activities, and providing general and administrative support for these operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. Management expects operating expenses to increase for the foreseeable future, and there can be no assurance that the Company will achieve profitability in the future, or if achieved, that it will be sustained on a continuing basis.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”). The Company’s financial statements are presented on a consolidated basis, which include the accounts of ARS Pharmaceuticals, Inc., ARS Pharmaceuticals Operations, Inc. and ARS Pharmaceuticals IRL, Limited. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s functional and reporting currency is the U.S. dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income in the accompanying consolidated statements of operations and comprehensive (loss) income. All adjustments considered necessary for a fair presentation have been included.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements are revenue recognized under collaboration agreements and accruals for variable consideration of product revenue. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Investments

The Company invests excess cash in investment grade fixed income securities. These investments are included in short-term investments on the accompanying consolidated balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive gain, net. Realized gains and losses on the sale of securities are recognized in other income, net.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable includes trade accounts receivable from product sales to customers, partner receivables for reimbursable research and development costs, royalties, license fees, and milestone payments due under the Company’s collaboration agreements and supply of neffy under the Company’s supply agreements. Trade accounts receivables are recorded at wholesale acquisition cost (“WAC”), less purchase price discounts, prompt pay discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses is the Company’s estimate of losses over the life of the receivables. The Company determines the allowance for credit losses for accounts receivable based on each customer’s or partner’s accounts receivable balance and age, their financial condition, and the general economic environment.

When the collectability of an invoice is no longer probable, the Company will create a reserve for that specific receivable. If a receivable is determined to be uncollectible, it is charged against the general credit loss reserve or the reserve for the specific receivable, if one exists. The allowance for credit losses was immaterial at December 31, 2025, and no allowance for credit losses was deemed necessary at December 31, 2024.

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

Prior to August 2025, the Company operated under the Title Agreement (as defined in the Revenue Recognition policy), under which the Title Agent (as defined in the Revenue Recognition policy) retained all credit and collection risk on product sales to the Company’s wholesale distributors and pharmacy customers. As of August 2025, the Company ceased operating under the Title Agreement and now retains all credit and collection risk on product sales.

At December 31, 2025, five customers accounted for 82% of accounts receivable with each individual customer ranging from 12% to 21%. As of December 31, 2024, one customer, the Title Agent, accounted for 93% of accounts receivable. For the years ended December 31, 2025 and 2024, four and six customers accounted for 79% and 89% of the Company’s gross product sales, with each individual customer ranging from 15% to 22% and 11% to 23% of the Company’s gross product sales, respectively. For the year ended December 31, 2025, three customers accounted for 94% and 90% of revenue under collaboration agreements, with each individual customer ranging from 18% to 43% of the Company’s revenue under collaboration agreements. For the year ended December 31, 2024, one customer accounted for 90% of revenue under collaboration agreements. For the years ended December 31, 2025 and 2024, one customer accounted for 86% and 100% of revenue under supply agreements, respectively. To date, the Company has not experienced any credit losses from its trade and partner accounts receivable.

Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work in process, and include labor and overhead. Inventories are stated at the lower of cost or net realizable value, and are determined on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company periodically reviews its inventory to identify obsolete, slow-moving, or otherwise unsalable inventories, and establishes allowances for situations in which the cost of the inventory is not expected to be recovered. Such impairment charges, if any, are recorded in cost of goods sold on the accompanying consolidated statements of operations.

The Company capitalizes inventory costs after regulatory approval, when future commercialization is considered probable, and a future economic benefit is expected to be realized. Prior to regulatory approval, the Company records inventory costs as research and development expenses. As such, when regulatory approval is received, this may result in zero-cost inventory that does not have a carrying value. This inventory is available to the Company to utilize for commercial operations as well as ongoing research and development activities.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five years. Repair and maintenance costs are charged to expense as incurred.

Intangible Assets

Intangible assets are measured at fair value as of the acquisition date or, in the case of capitalized milestone payments, the date they become due. The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to the future cash flows of the Company. Intangible assets with finite useful lives are amortized over their estimated useful lives, primarily on a straight-line basis when the Company is unable to reliably estimate the pattern of cash flow.

Leases

The Company determines the initial classification and measurement of its right-of-use (“ROU”) asset and lease liabilities at the lease commencement date and thereafter, if modified. The Company recognizes a ROU asset for its operating leases with lease terms greater than 12 months. The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. The lease liability is calculated by using the present value of all lease payments, with the present value determined by using the incremental borrowing rate for operating leases determined by using the incremental borrowing rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment as well as a review of peer companies. Variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in research and development and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss) income.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment, the ROU asset, and intangible assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the asset or asset group are expected to generate, including its eventual residual value. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds its fair value. The Company has not recognized any impairment losses from inception through December 31, 2025.

Revenue Recognition

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

Product revenue, net

The Company’s product, neffy, was approved by the FDA in August 2024, and the Company began generating product revenue from sales of neffy in September 2024. The Company sells its product to its wholesale distributor and pharmacy customers in the United States. These customers subsequently resell the products to pharmacies and health care providers or dispense products directly to patients.

The Company uses a third-party logistics provider to support the warehousing, distribution, order processing, accounts receivable, and data management. From September 2024 to July 2025, the Company operated under a title model agreement (the “Title Agreement”), pursuant to which an affiliate of third-party logistics provider (the “Title Agent”) purchased and took title of the Company’s product, then resold it to the Company’s customers. Beginning in August 2025, the Company discontinued the Title Agreement and now sells its products directly to customers. In accordance with ASC 606, the Company recognizes revenue at a point in time when the customers obtain control of the Company’s products, typically upon delivery.

The Company also enters into consignment agreements with certain pharmacies, under which revenue is recognized when the product is sold to a patient and control transfers from the Company to the patient. Consignment agreements were not subject to the Title Agreement.

Product revenue is recorded at the net transaction price, which includes estimates for variable consideration such as distribution service fees, prompt pay discounts, product returns, chargebacks, rebates, co-payment assistance, and other incentives for certain indirect customers. The Company establishes reserves for these estimates based on amounts earned or expected to be claimed on related sales. Reserves are recorded as a reduction to accounts receivable if payable to a customer or as an accrued expense if payable to a third-party or related to product returns.

The Company uses the expected value method to determine the appropriate amount of variable consideration, considering factors such as contractual and statutory requirements, known market events, industry trends and data, forecasted customer buying and payment patterns, and historical actual data. Estimates are reassessed each reporting period, and adjustments are recorded on a cumulative catch-up basis, which would affect product revenue and net (loss) income in the period of adjustment. Variable consideration is included in net product revenue only to the extent it is probable that a significant revenue reversal will not occur in a future period.

Distribution Service Fees. The Company pays distribution service fees to its wholesale distributors. These fees are a contractually fixed percentage of WAC and are calculated at the time of sale based on the purchased amount. These fees are recorded as other current liabilities on the accompanying consolidated balance sheets.

Commercial Pharmacy Discounts. The Company provides discounts to its pharmacy customers. These discounts are a contractually fixed percentage of WAC and are a direct reduction from the WAC price they are charged. They are calculated at the time of sale based on the amount purchased. These discounts are recorded as contra trade accounts receivable on the accompanying consolidated balance sheets.

Prompt Pay Discounts. The Company incentivizes on time invoice payments through prompt pay discounts. Prompt pay discounts are typically taken by customers, so an estimate of the discount is recorded at the time of sale based on the purchased amount. Prompt pay discount estimates are recorded as contra trade accounts receivable on the accompanying consolidated balance sheets.

Chargebacks. Certain government entities and covered entities (e.g. Veterans Administration, 340B covered entities) can purchase the product at a price discounted below WAC. The difference between the government or covered entity purchase price and WAC will be charged back to the Company. The Company estimates the amount of chargebacks based on the expected number of claims and the related costs associated with the revenue recognized for product that remains in the distribution channel and any chargeback amounts not invoiced to the Company at the end of each reporting period. Estimated chargebacks are recorded as contra trade accounts receivable on the accompanying consolidated balance sheets.

Rebates. The Company provides commercial rebates to pharmacy benefit managers and managed care organizations and is subject to mandatory discount obligations under the Medicare, Medicaid, and Tricare programs. The rebate amounts for these programs are determined by contractual arrangements or statutory requirements. Rebates are owed after the product has been dispensed to a patient and the Company has been invoiced. The Company estimates the amount of rebates based on the expected number of claims and the related costs associated with the revenue recognized for product that remains in the distribution channel and any rebate amounts for product that has been dispensed to a patient but not invoiced to the Company at the end of each reporting period. Rebate estimates are recorded as other current liabilities on the accompanying consolidated balance sheets.

Co-payment Program. The Company offers co-payment assistance programs to commercially insured patients whose insurance requires a co-payment to be made when filling their prescription. The Company estimates the amount of co-payment assistance based on the expected volume and the average buy down rate associated with the revenue recognized for products that remain in the distribution channel and any co-payment assistance amounts not invoiced to the Company at the end of each reporting period. Co-payment programs estimates are recorded as other current liabilities on the accompanying consolidated balance sheets.

Product Returns. Customers have the right to return damaged product, product that is within six months or less of the labeled expiration date, or product that is past the expiration date by no more than twelve months. neffy was commercially launched in September 2024 and due to the limited returns data, the Company uses professional judgment and industry data to estimate returns. As time passes and additional historical sales and returns data becomes available, the Company will update the estimated returns as needed. A reserve for potential product returns is recorded as other current liabilities on the accompanying consolidated balance sheets.

Revenue under collaboration and supply agreements

The Company enters into collaboration agreements to license certain rights to neffy to third parties and supply neffy for distribution. At contract inception, the Company evaluates whether the collaboration agreement involves joint operating activities in which the parties are active participants and share significant risks and rewards in accordance with ASC Topic 808, Collaborative Agreements (“ASC 808”). Arrangements that meet these criteria are accounted for as collaborative arrangements under ASC 808. This assessment is updated over the life of the arrangement as roles and responsibilities change.

For collaboration agreements within the scope of ASC 808 that include multiple components, the Company determines which components are accounted for under ASC 808 and which components represent vendor-customer relationships accounted for under ASC 606. For components accounted for under ASC 808, the Company applies a consistent recognition approach based on applicable accounting guidance or a reasonable policy election. Amounts due from or payable to collaboration partners are presented in the income statement based on the nature of the underlying activity. When the Company is the principal in sales to third parties, revenues, cost of goods sold, and operating expenses are recorded on a gross basis. When the Company is not the principal, its share of results is recorded on a net basis as collaboration revenue or expense.

If the Company concludes that some or all components of the agreement are distinct and represent a transactions with a customer, the Company accounts for those elements of the arrangement in accordance with ASC 606 by applying the five-step model described above.

The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; clinical, regulatory, and/or commercial milestone payments; payment for clinical and commercial supply; and royalties or a transfer price on the net sales of licensed products.

Licenses of Intellectual Property. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, revenue is recognized from non-refundable, upfront payments allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. If the license is subject to repurchase by the Company, at its option, control of the license is not considered transferred to the customer, and in such case, the Company would account for the proceeds allocated to such license as either a financing obligation or a lease in accordance with ASC 606. Future amounts received related to the license which is subject to the Company’s repurchase, such as royalties or milestone payments, would be accounted for as additional financing proceeds and would increase the financing obligation in the accompanying consolidated balance sheet. The Company would record such financing obligation as revenue when the right to repurchase has lapsed or was exercised.

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

Milestone Payments. At the inception of each arrangement that includes clinical, regulatory or commercial milestone payments, the Company evaluates whether achieving the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. In making the assessment of the constraint, the Company considers several factors, such as the stage of product development, the risks associated with the remaining activities required to achieve the milestones, as well as whether the achievement of the milestone is outside the control of the Company. Milestone payments that are not within the Company’s control, such as approvals from regulators or where attainment of the specified event is dependent on the development activities of a third party, are not considered probable of being achieved until those approvals are received or the specified event occurs. Revenue is recognized when the underlying performance obligation has been met.

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

Advertising

Costs for producing advertising are expensed when incurred. Costs for communicating advertising, such as search engine marketing, banner advertisements, social media advertisements, and print advertisements, are recorded as prepaid expenses and then expensed the first time the advertising takes place. For the years ended December 31, 2025 and 2024, advertising costs were $99.8 million and $12.5 million, respectively.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expenses in the statements of operations and expensed as incurred since recoverability of such expenditures is uncertain.

License Fees

Costs incurred to acquire technology licenses and milestone payments made under existing agreements are expensed prior to FDA approval and capitalized after FDA approval when technological feasibility has been achieved, based on management’s assessment of the ultimate recoverability and the potential for alternative future use.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the statements of operations in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

As of December 31, 2025 and 2024, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. As of December 31, 2025, the Company had no accrued interest or penalties.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive (loss) income typically consists of the change in unrealized gains and losses on available-for-sale securities.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)–Improvements to Income Tax Disclosures (“ASU 2023-09”). The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025. The adoption of ASU 2023-09 resulted in enhanced disclosures as included in Note 14 – Income Taxes.

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

3. Net (Loss) Income Per Share

Basic net (loss) income per share attributable to common stockholders is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. Diluted net (loss) income per share attributable to common stockholders is the same as basic net (loss) income per share attributable to common stockholders since the effect of potentially dilutive securities is anti-dilutive given the net (loss) income of the Company. For purposes of this calculation, stock options, warrants, and unvested restricted stock units, are considered to be common stock equivalents but are not included in the calculations of diluted net (loss) income per share for the periods presented as their effect would be antidilutive.

The following table provides the calculation of basic and diluted net (loss) income per share (in thousands, except share and per share information):

	Years Ended December 31,
	2025	2024
Net (loss) income per share, basic:
Net (loss) income attributable to common stockholders	$(171,298)	$7,998
Shares used in computation:
Weighted-average common shares outstanding, basic	98,566,481	96,936,661
Net (loss) income per share, basic	$(1.74)	$0.08

Net (loss) income per share, diluted:
Net (loss) income attributable to common stockholders	$(171,298)	$7,998
Shares used in computation:
Weighted-average common shares outstanding, basic	98,566,481	96,936,661
Weighted-average effect of potentially dilutive securities:
Stock options	—	5,369,025
Shares to be purchased under Employee Stock Purchase Plan	—	47,237
Warrants	—	36,023
Restricted stock units	—	1,882
Weighted-average common shares outstanding, diluted	98,566,481	102,390,828
Net (loss) income per share, diluted	$(1.74)	$0.08

The following securities are excluded from the calculation of weighted-average dilutive common shares because their inclusion would have been anti-dilutive:

	As of December 31,
	2025	2024
Warrants to purchase common stock	45,456	—
Common stock options outstanding	16,744,639	6,265,948
Restricted stock units outstanding	1,382	—
Total	16,791,477	6,265,948

4. Collaboration, Out-Licensing and Related Agreements

Alfresa Agreement

In March 2020, the Company signed a Letter of Intent (“LOI”) with Alfresa Pharma Corporation (“Alfresa”) for the right to negotiate a definitive agreement for the exclusive license and sublicensable right to develop, register, import, manufacture and commercialize neffy in Japan in exchange for an upfront payment of $2.0 million. In April 2020, the Company entered into a collaboration and license agreement (the “Alfresa Agreement”) for the rights pursuant to the LOI. Under the Alfresa Agreement, the Company delivered a license to neffy technology, completed a required clinical study, and remains obligated to use commercially reasonable efforts to develop and commercialize neffy in Japan. The parties agreed to share the cost of any additional clinical studies required for approval of neffy in Japan. Alfresa is solely responsible for regulatory and commercialization activities and may elect to assume responsibility for manufacturing and supplying drug product for commercial use in Japan. Either party may terminate the agreement for certain breaches of the agreement. Unless terminated earlier by either or both parties, the term of the Alfresa Agreement will continue until the later of (i) expiration of the last-to-expire patent in Japan; or (ii) 10 years after the commercial sale of neffy in Japan.

In December 2025, in connection with the Alfresa Agreement, the Company also entered into a commercial supply agreement (the “Alfresa Supply Agreement”) with Alfresa, under which ARS will supply Alfresa’s requirements (and Alfresa will purchase from ARS its requirements) for a transfer price in the low-double-digit percentage on net sales of neffy in Japan. The Alfresa Supply Agreement is coterminous with the Alfresa Agreement. Either the Company or Alfresa may terminate the Alfresa Supply Agreement in the event of an uncured material breach of the other party. Pursuant to the Alfresa Agreement, at any time, Alfresa may elect to manufacture its own supply of drug product. In the event Alfresa elects to do so, Alfresa is obligated to pay the Company a royalty payment on the net sales of drug product in the Alfresa Territory in an amount equal to monetary value the Company would receive by supplying drug product to Alfresa at the transfer price.

At inception of the Alfresa Agreement, the Company identified the following performance obligations: (i) the license for neffy; and (ii) research and development services, both of which have been satisfied. The initial transaction price was $7.0 million, which included the upfront payment of $2.0 million and a regulatory milestone of $5.0 million that was deemed not probable of significant reversal at the inception of the Alfresa Agreement. Variable consideration related to future milestone payments was fully constrained at inception and excluded from the transaction price until a significant revenue reversal is no longer probable. The transaction price was allocated to performance obligations based on their estimated stand-alone selling prices.

As of December 31, 2025, the Company has earned an aggregate of $15.0 million for the upfront payment and achievement of regulatory and commercial milestones, and there are no remaining regulatory or commercial milestone payments under the Alfresa Agreement. The Company is also entitled to receive a transfer price in the low double-digit percentage on future net sales of neffy in Japan.

For the years ended December 31, 2025 and 2024, the Company earned milestone payments of $2.0 million and $6.0 million for the achievement of regulatory and commercial milestones, respectively, which were recognized as revenue under collaboration agreements in the accompanying consolidated statements of operations and comprehensive (loss) income.

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

The Company determined that the Recordati Rights at the time of entering into the Recordati Termination Agreement had no alternative future use and therefore recorded the €3.0 million upfront payment to Recordati as an in-process research and development (“IPR&D”) expense presented within research and development expense. The Recordati Termination Agreement ended the Company’s performance obligations pursuant to the Recordati Agreement and consequently the existing contract liability of $3.1 million previously received from Recordati was recorded against IPR&D expense presented within research and development expense in the consolidated statements of operations for the year ended December 31, 2023. Accordingly, no revenue has been recognized subsequent to the Recordati Termination Agreement.

In June 2024, the EMA regulatory milestone was met and a €2.0 million ($2.1 million in U.S. dollars) expense was recorded in research and development expense in the accompanying consolidated statements of operations and comprehensive (loss) income. In June 2025, the first commercial sale milestone was met for the first commercial sale of neffy in the Recordati Territory. As a result, the Company capitalized the €5.0 million ($5.9 million in U.S. dollars) milestone for the first commercial sale of neffy in the Recordati Territory to intangible assets in the accompanying consolidated balance sheets. The intangible assets will be amortized through cost of goods sold in the accompanying consolidated statements of operations and comprehensive (loss) income on a straight-line basis over the estimated life of the intellectual property of 13.5 years.

For the year ended December 31, 2025, the Company recognized $0.5 million in royalty expense from the sale of neffy in the Recordati Territory, as cost of goods sold in the accompanying consolidated statements of operations and comprehensive (loss) income.

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

At inception of the Pediatrix Agreement, the Company identified the performance obligations as: (i) the delivery of the license for neffy in the Pediatrix Territory; and (ii) the manufacturing of products for clinical studies and commercial supply, both of which have been satisfied. The license was considered distinct from potential supply obligations, which are effectively options for Pediatrix to purchase future goods and do not provide a material right. The initial transaction price was $3.0 million, which includes the upfront payment received at the inception of the Pediatrix Agreement. Variable consideration related to future milestone payments was fully constrained at inception and excluded from the transaction price until a significant revenue reversal is no longer probable. The transaction price was allocated to performance obligations based on their estimated stand-alone selling prices, and variable consideration is reassessed each reporting period.

As of December 31, 2025, the Company has earned an aggregate of $7.0 million for the upfront payment and achievement of regulatory and commercial milestones and is eligible to receive up to $80.0 million in sales-based milestone payments. There are no regulatory or commercial milestones remaining under the Pediatrix Agreement. Since receiving regulatory approval in the Pediatrix Territory, the Company is also entitled to tiered royalties in the low double-digits on future net sales in the Pediatrix Territory and will receive a per unit supply price for commercial supply sold to Pediatrix.

For the year ended December 31, 2025, the Company earned a milestone payment of $4.0 million for the achievement of regulatory and commercial milestones, which was recognized as revenue under collaboration agreements in the accompanying consolidated statements of operations and comprehensive (loss) income.

Seqirus Agreement

In March 2024, the Company entered into a license and distribution (the “Seqirus Agreement”) with Seqirus Pty Ltd. (“Seqirus”), which was amended in December 2025, for the exclusive license to commercialize neffy in Australia and New Zealand (the “Seqirus Territory”). Under the Seqirus Agreement, the Company is responsible for the transfer of know-how, which includes regulatory materials, regulatory data, and commercialization data, and also for the manufacturing of product for commercial supply which is available to Seqirus at a negotiated price. Seqirus is solely responsible for all regulatory and commercialization activities in the Seqirus Territory. Either party may terminate the Seqirus Agreement for certain breaches. Unless terminated earlier by either or both parties, the initial term of the Seqirus Agreement is 15 years from the first commercial sale of neffy in the Seqirus Territory. The Seqirus Agreement will automatically renew for two-year periods unless either party gives a notice to terminate at least 12 months prior to the end of the initial or any renewal term.

At inception of the Seqirus Agreement, the Company identified a single performance obligation: the delivery of the license for neffy in the Seqirus Territory in combination with the transfer of know-how, which has been satisfied. The license and know-how were considered distinct from potential supply obligations, which are effectively options for Seqirus to purchase commercial supply and do not represent a material right. The initial transaction price was $0.5 million, which includes the upfront payment received at the inception of the Seqirus Agreement. Variable consideration related to future milestone payments was fully constrained at inception and excluded from the transaction price until a significant revenue reversal is no longer probable. The transaction price was allocated to performance obligations based on their estimated stand-alone selling prices, and variable consideration is reassessed each reporting period.

As of December 31, 2025, the Company has earned an aggregate of $2.6 million for the upfront payment and achievement of regulatory and commercial milestones and is eligible to receive up to $2.3 million in remaining regulatory and commercial milestones. Since receiving approval in the Seqirus Territory, the Company is also entitled to receive a per unit supply price for commercial supply sold to Seqirus.

For the years ended December 31, 2025 and 2024, the Company earned milestone payments of $0.6 million and $2.0 million for the achievement of regulatory and commercial milestones, respectively, which was recognized as revenue under collaboration agreements in the accompanying consolidated statements of operations and comprehensive (loss) income.

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

Under the ALK Collaboration Agreement, the Company is obligated to transfer to ALK the existing marketing authorizations for the Products in the ALK Territory. The Company is also required to conduct certain development and regulatory activities for Products in support of obtaining further regulatory approval of Products in the ALK Territory, and will transfer such regulatory approvals to ALK. ALK is obligated to use commercially reasonable efforts to obtain and maintain regulatory approval for Products through the European Commission and within specified countries within the ALK Territory. Following such approval for a Product in each indication within specified countries within the ALK Territory, ALK is obligated to use commercially reasonable efforts to commercialize such Product in such indication in such countries and to achieve the first commercial sale of a Product in certain countries in accordance with a timeline specified in the ALK Collaboration Agreement.

Under the ALK Collaboration Agreement, ALK made a $145.0 million upfront payment to the Company in November 2024, and the Company earned $5.0 million for the first commercial sale of EURneffy in the ALK Territory in June 2025. The Company is eligible to receive regulatory and commercialization milestones of up to $15.0 million and sales-based milestones of up to $300.0 million, provided that $55.0 million of such sales-based milestones are contingent upon the Company obtaining regulatory approval for the Product in Canada by a specified time. The Company is entitled to receive tiered royalty payments on net sales in the mid- to high-teens, subject to certain standard reductions and offsets. Royalties will be payable, on a Product-by-Product and country-by-country basis, until the latest of the expiration of the licensed patents covering such Product in such country, 15 years from first commercial sale of such Product in such country, or expiration of regulatory exclusivity for such Product in such country.

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

The Company determined that the non-refundable upfront payment of $145.0 million is the estimated transaction price at contract inception. The outstanding regulatory milestone payments (totaling $15.0 million) were fully constrained at contract inception and as of December 31, 2025 as a result of the uncertainty of whether any of the milestones will be achieved. In making the assessment of the constraint utilizing the most likely amount method, the Company considered the stage of development, and the risks associated with the remaining development required to achieve the milestones, as well as whether the achievement of the milestone is outside the control of the Company or ALK. The Company determined that the commercial milestone ($5.0 million) and the sales-based milestones and royalties will be recognized on the later of when the related sales occur or when control of the associated license has been transferred, as the Company determined that such sales-based consideration relates predominantly to the licenses granted to ALK. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and will include regulatory milestones in the transaction price if it is probable that a significant revenue reversal will not occur in future periods.

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

In November 2024, the ROW License was transferred to ALK for immediate use and benefit from intellectual property, and the related revenue was recognized at a point in time. Accordingly, the Company recognized revenue under collaboration agreements of $73.1 million in the accompanying consolidated statements of operations and comprehensive (loss) income during the year ended December 31, 2024. In June 2025, ALK completed the first commercial sale of EURneffy in the ALK Territory and earned a $5.0 million commercial milestone, of which $2.6 million was allocated to the ROW License and recognized as revenue under collaboration agreements in the accompanying consolidated statements of operations and comprehensive (loss) income. For the year ended December 31, 2025, the Company recognized $0.2 million of sales-based royalties for product sales in the ALK Territory, excluding the EEA Territory, as revenue under collaboration agreements in the accompanying consolidated statements of operations and comprehensive (loss) income.

As of December 31, 2025, the Company has earned an aggregate of $150.0 million in milestone payments for the upfront payment and achievement of regulatory and commercial milestones, of which $72.1 million has been allocated to the EEA License and is accounted for as a financing liability. The Company is eligible to receive remaining regulatory milestone payments of up to $15.0 million and sales-based milestone payments of up to $300.0 million, of which $55.0 million in sales-based milestones are contingent upon regulatory approval of the Product in Canada by a specified date, as well as tiered royalties on net sales in the mid- to high-teens, subject to customary reductions and offsets. Royalties are payable on a Product-by-Product and country-by-country basis until the latest of: (i) the expiration of the licensed patents covering such Product in such country; (ii) 15 years from the first commercial sale of such Product in such country; or (iii) expiration of regulatory exclusivity for such Product in such country. The Company is also eligible to receive a per unit supply price for commercial supply sold to ALK under the ALK Supply Agreement.

Contract Liability

The development and regulatory services performance obligations under the ALK Collaboration Agreement each represent a separate performance obligation. The development and regulatory services, which are transferred to the customer over time, were provided to ALK beginning at the inception of the ALK Collaboration Agreement and are expected to continue through 2028. Development and regulatory service performance obligations were initially recorded as contract liabilities, and revenue earned under these performance obligations is recognized as services are performed based on the costs incurred through the end of each reporting period as a percentage of the estimated total costs to be incurred for these performance obligations. For the year ended December 31, 2025, the Company recognized $0.3 million of revenue related to the development and regulatory services performance obligations, which is recorded as revenue under collaboration agreements in the accompanying consolidated statements of operations and comprehensive (loss) income.

A reconciliation of the contract liability from the ALK Collaboration Agreement is as follows (in thousands):

Balance at December 31, 2024	$2,089
Revenue recognized under the ALK Collaboration Agreement	(350)
Balance at December 31, 2025	$1,739

Financing Liability

As discussed above, the Company retains a substantive Repurchase Option for the EEA License, which prevents control from transferring to ALK under ASC 606. As a result, the consideration allocated to the EEA License is accounted for as a financing liability because the repurchase price exceeds the original selling price. Accordingly, in November 2024, the $69.4 million allocated to the EEA License was recorded as a financing liability and will remain outstanding until the Repurchase Option lapses or is exercised. Commercial and sales-based milestones allocated to the EEA License are recognized as increases to the financing liability when earned.

A reconciliation of the Financing Liability from the ALK Collaboration Agreement is as follows (in thousands):

Balance at December 31, 2024	$69,383
Commercial milestone allocated to the EEA License	2,435
Sales-based royalties earned under the EEA License	322
Balance at December 31, 2025	$72,140

ALK Co-Promotion Agreement

In May 2025, the Company and ALK-Abelló, Inc. (“ALK U.S.”, an affiliate of ALK) entered into a co-promotion agreement, which was subsequently amended in October 2025 and March 2026 (the “ALK Co-Promotion Agreement”), to co-promote neffy to up to 9,000 specified pediatricians and other prescribers in the U.S. Accordingly, the Company granted ALK U.S. a non-exclusive, royalty-free license to use the neffy trademarks and copyrights and the ARS house marks in the U.S. solely in connection with promoting neffy pursuant to the terms of the ALK Co-Promotion Agreement.

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

The Company evaluated the terms of the ALK Co-Promotion Agreement and concluded it represents a vendor arrangement with ALK U.S. As a result, during the year ended December 31, 2025, the Company recognized $6.6 million in ALK-related selling, general, and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income, and the corresponding liability is included in accounts payable and accrued liabilities and other accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2025.

5. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$26,815	$4,674
Work in process	288	19
Finished goods	4,319	5,826
Total inventories, net	$31,422	$10,519
Reported as:
Inventories	$8,369	$5,212
Inventories, noncurrent	23,053	5,307
Total inventories, net	$31,422	$10,519

Prior to FDA approval in August 2024, costs incurred for the manufacturing of neffy were recorded as research and development expenses, which upon approval resulted in zero-cost inventory. The Company held $6.7 million and $11.7 million in zero-cost inventory as of December 31, 2025 and 2024, respectively, none of which was determined to be obsolete as of each period end. The Company expects to fully utilize its zero-cost inventory in future periods.

6. Intangible Assets

Intangible assets, net, all of which are finite-lived, consisted of the following (in thousands):

	December 31,
	2025	2024
Capitalized milestone payments(1)	$15,360	$7,500
Less accumulated amortization	(908)	(129)
Total	$14,452	$7,371

______________

(1) As described in Note 4 – Collaboration, Out-Licensing and Related Agreements and Note 11 – In-Licensing and Supply, capitalized milestone payments were recognized from the Recordati Termination Agreement and Aegis License Agreement, respectively.

The amortization expense for the years ended December 31, 2025 and 2024 was $0.8 million and $0.1 million, respectively.

The weighted-average amortization period of intangible assets is 13.1 years. As of December 31, 2025, estimated future amortization expense for capitalized intangible assets for the next five years is as follows (in thousands):

Year Ended December 31,	Amount
2026	$1,105
2027	1,105
2028	1,105
2029	1,105
2030	1,105
Total	$5,525

7. Fair Value Measurements

The Company categorizes its assets and liabilities measured at fair value in accordance with the authoritative accounting guidance that establishes a consistent framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	–	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	–	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
Level 3	–	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

			Gross	Gross	Estimated
		Amortized	Unrealized	Unrealized	Fair
	Level	Cost	Gains	Losses	Value
December 31, 2025
Cash and cash equivalents - Money market mutual funds	1	$41,030	$—	$—	$41,030
Short-term investments - U.S. Treasury securities	2	203,544	134	(9)	203,669
Total		$244,574	$134	$(9)	$244,699
December 31, 2024
Cash and cash equivalents - Money market mutual funds	1	$6,506	$—	$—	$6,506
Cash and cash equivalents - U.S. Treasury securities	2	42,382	5	—	42,387
Short-term investments - U.S. Treasury securities	2	262,990	223	(8)	263,205
Total		$311,878	$228	$(8)	$312,098

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the periods presented. During the years ended December 31, 2025 and 2024, the Company purchased $242.0 million and $356.0 million in short-term investments, respectively, and there were $307.0 million and $258.0 million in maturities of short-term investments, respectively.

The Company’s short-term investments portfolio contains investments in U.S. Treasury securities that have an effective maturity date that is less than one year from the respective balance sheet date. The Company's money market mutual fund holdings are highly liquid and invest primarily in cash and U.S. Treasury securities.

There was $0.1 million in net unrealized losses and $0.2 million in net unrealized gains on available-for-sale securities for the years ended December 31, 2025 and 2024, respectively. Management determined that the gross unrealized losses on the Company’s available-for-sale securities as of December 31, 2025 were primarily attributable to current economic and market conditions and not credit risk. As of December 31, 2025 and 2024, no allowance for credit losses was recorded for available-for-sale securities. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell any investments prior to recovery of its amortized cost basis, which is expected to be at maturity.

Accrued interest receivable on the Company's available-for-sale securities was $1.0 million at both December 31, 2025 and 2024 and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

The Company’s Term Loan (as defined in Note 9 – Term Loans) are carried at historical cost, adjusted for the debt discount and debt issuance costs, and are not required to be carried at fair value. The fair value of the Term Loan approximates fair value due to the use of current market rates that are repriced frequently.

As of December 31, 2025 and 2024, the Company did not have any liabilities that were measured at fair value on a recurring basis.

8. Balance Sheet Details

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accounts payable	$5,725	$9,870
Accrued gross-to-net liabilities	14,162	2,179
Accrued marketing related expenses	6,880	1,855
Accrued inventory	3,439	4,255
Accrued cost of goods sold	3,165	617
Other	4,577	4,065
Total	$37,948	$22,841

9. Term Loans

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

Pursuant to the terms of the Credit Agreement, the Term Loans may be advanced in four tranches. The first tranche (the “Term A Loan”) was advanced in the principal amount of $100.0 million on the Closing Date. The second tranche (the “Term B Loan”) in a principal amount of $25.0 million may be advanced at the Borrower’s election during the period commencing on the six-month anniversary of the Closing Date and ending no later than the one-year anniversary of the Closing Date, subject to customary conditions. The third tranche (the “Term C Loan” and collectively with the Term B Loan, the “Delayed Draw Term Loans”) in a principal amount of $25.0 million may be advanced at the Borrower’s election during the period commencing on and including the Closing Date and ending no later than the two-year anniversary of the Closing Date, subject to the Company achieving trailing 12-month (“TTM”) net revenues for neffy of at least $100.0 million and customary conditions. The fourth tranche (the “Term D Loan”) of up to $100.0 million is uncommitted and may be advanced at the Borrower’s election, subject to the consent of all of the Term D Lenders and customary conditions. The total outstanding principal is due at maturity on September 29, 2030. The Term Loans require interest-only payments and do not require scheduled principal payments prior to maturity. The Borrower may prepay principal on the Term Loans, in whole or in part, subject to a prepayment premium and an exit fee.

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

The Term Loans will initially bear interest at a per annum rate of 5.50% plus the greater of (i) the three-month forward-looking term SOFR or (ii) 3.00%, which interest rate may be reduced by 25 to 50 basis points based on achieving certain TTM net revenue milestones. The Credit Agreement provides for interest-only payments on a quarterly basis until maturity. At Borrower’s election and subject to certain conditions, 100% of accrued interest in the first two years, and 50% of accrued interest in the last three years, may be paid-in-kind, in which case the applicable interest rate for the Term Loans shall increase by 1.00% per annum for the portion of such Term Loans that is paid-in-kind. The weighted average interest rate for the year ended December 31, 2025 was 9.49% per annum.

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

The following table summarizes the composition of the Term Loans as reflected on the accompanying consolidated balance sheet (in thousands):

December 31, 2025
Gross proceeds	$100,000
Unamortized debt discount and debt issuance costs	(3,626)
Total	$96,374

10. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business.

On July 24, 2023, Aera A/S, an IP consultancy firm in Denmark representing an unidentified opponent, filed a notice of opposition with the European Patent Office (the “EPO”) in respect of EP 3678649 (the “EP ‘649 Patent”), which is a patent directed to a nasal spray formulation of epinephrine, and uses thereof. Oral proceedings took place on October 7, 2025, and the Opposition Division (the “OD”) of the EPO upheld the validity of all claims in the EP ‘649 Patent. The OD issued a written decision on November 4, 2025. The opponent filed a notice of appeal on December 17, 2025. The deadline to file a grounds of appeal is March 4, 2026.

On March 25, 2025, AptarGroup, Inc. (“AptarGroup”) and Aptar France SAS (collectively, “Aptar”) filed a suit against ARS Pharmaceuticals, Inc. and ARS Pharmaceuticals Operations, Inc. in the United States District Court for the Southern District of New York. Aptar alleges the Company violated the Defend Trade Secrets Act (18 USC § 1836), misappropriated trade secrets under New York state law, and committed various breaches of contract. The complaint was served to the Company, and the Company filed a motion to dismiss on June 12, 2025. Aptar subsequently filed opposition to the motion to dismiss on July 28, 2025. The Company intends to vigorously defend itself in this matter. On September 29, 2025, the Company filed a lawsuit against AptarGroup in the U.S. District Court for the Southern District of California, alleging that AptarGroup violated federal antitrust law in connection with its sale of certain constituent parts of neffy. On December 16, 2025, Aptar moved to dismiss or in the alternative transfer ARS’s lawsuit to the Southern District of New York. On January 27, 2026, ARS filed an opposition to Aptar’s motion to dismiss, and Aptar filed a reply brief on February 27, 2026.

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

On February 26, 2026, the Company filed a lawsuit against Lupin, Inc., Lupin Ltd., and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) in the United States District Court for the District of New Jersey, alleging infringement of U.S. Patent Nos.: 10,576,156, 10,682,414, 11,173,209, 11,191,838, 11,717,571, 11,744,895, 11,918,655, and 12,324,838 and seeking a permanent injunction preventing market entry of a generic product from Lupin prior to the expiry of such patents. The lawsuit follows a Paragraph IV certification notice letter received from Lupin on February 6, 2026, advising the Company that Lupin submitted an Abbreviated New Drug Application to the FDA seeking approval to manufacture and sell a generic version of the Company’s product neffy© 1 mg (epinephrine nasal spray) prior to the expiration of the patents referenced above.

Regardless of the outcome, involvement in legal proceedings may have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company cannot predict the outcome of these suits, and failure by the Company to obtain favorable resolutions could have a material adverse effect on its business, results of operations, and financial condition. The Company’s chances of success on the merits of these suits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of December 31, 2025.

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

Unconditional Purchase Obligations and Commitments

Unconditional purchase obligations and commitments are defined as agreements to purchase goods or services that are enforceable and legally binding (non-cancelable, or cancelable only in certain circumstances). In the normal course of business, the Company enters into arrangements with suppliers, manufacturers, and various other companies that supply goods or services. These arrangements can include unconditional purchase obligations and commitments. Unconditional purchase obligations and commitments are satisfied as services are performed or upon receipt of the related goods.

The total remaining unconditional purchase obligations related to the supply of raw materials is $55.3 million as of December 31, 2025. Purchase obligations by year are as follows: 2026 ($9.1 million), 2027 ($11.8 million), 2028 ($13.8 million), and $2.9 million per year thereafter through 2035. During the years ended December 31, 2025 and 2024, the Company made $8.0 million and $0.2 million in payments under these agreements, respectively.

The total remaining commitments related to the ALK Co-Promotion Agreement is $20.2 million as of December 31, 2025. Commitments by year are as follows: 2026 ($8.3 million), 2027 ($5.2 million), 2028 ($4.7 million), and 2029 ($2.0 million). No payments were made under this agreement during the years ended December 31, 2025 and 2024.

The total remaining commitment related to a corporate sponsorship agreement with Food Allergy Research and Education, Inc. is $6.0 million as of December 31, 2025. Commitments by year are as follows: 2026 ($5.0 million) and 2027 ($1.0 million). During the years ended December 31, 2025 and 2024, the Company made $6.0 million and $2.0 million in payments under this agreement, respectively.

The amounts above do not represent the entire anticipated expenditure in the future but represent only those items for which the Company is contractually obligated. For this reason, these amounts do not provide an indication of the Company’s expected future cash outflows related to purchases and commitments.

11. In-Licensing and Supply

License Agreement with Aegis

In June 2018, the Company entered into a License Agreement (the “Aegis Agreement”) with Aegis Therapeutics, LLC (“Aegis”). Under the Aegis Agreement, the Company licensed the exclusive, worldwide, royalty-bearing, sublicensable, rights to certain proprietary Aegis technology, patent rights and know-how to develop and commercialize epinephrine products. The Company utilizes this technology in its sole commercial product, neffy. As consideration for the license, the Company paid an upfront license fee of $50,000, which was recorded in research and development expenses in the consolidated statements of operations for the year ended December 31, 2018.

The Company is required to make aggregate milestone payments of up to $20.0 million upon achievement of certain regulatory and commercial milestones. Regulatory milestone payments under the Aegis Agreement are recorded upon completion of the required events, as the triggering events are not considered to be probable until they are achieved. Prior to the FDA approval of neffy in August 2024, regulatory milestone payments were recorded as research and development expenses in the accompanying consolidated statements of operations. The Company made a $0.5 million milestone payment to Aegis upon the achievement of a regulatory milestone during 2019, and a $1.0 million milestone payment to Aegis upon the FDA’s acceptance of the Company’s new drug application submission for neffy, which occurred in the third quarter of 2022. As of December 31, 2025, the Company’s remaining milestone payment obligation is $9.0 million upon the achievement of certain annual net sales.

Since the FDA approval of neffy in August 2024, regulatory and commercial milestone payments have been capitalized as intangible assets in the accompanying consolidated balance sheets upon achievement. Amortization expense for capitalized milestone payments has been recognized as cost of goods sold in the accompanying consolidated statements of operations and comprehensive (loss) income on a straight-line basis over the estimated life of the intellectual property. In August and September 2024, milestone payments of $2.5 million and $5.0 million were recognized for achieving FDA approval of neffy and the first commercial sale of neffy, respectively. In September 2025, a milestone payment of $2.0 million milestone was recognized for achieving certain annual net product sales of neffy.

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

The Company is responsible for reimbursing Aegis for certain patent costs incurred in connection with prosecuting and maintaining patent rights that are specific to epinephrine or epinephrine products. For the year ended December 31, 2025, the Company incurred legal patent expenses of $0.3 million under the Aegis Agreement. No legal patent expenses were incurred during the year ended December 31, 2024.

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

Pursuant to the amendment in September 2024, the amended initial term of the Renaissance Agreement commenced on September 17, 2024, and will terminate on (a) December 31, 2029 for Renaissance Product designated for commercial sale in the U.S. (“U.S. Initial Term”), and (b) December 31, 2030 for Renaissance Product designated for commercial sale in the EU (“EU Initial Term”), in each case unless earlier terminated by one of the parties. The U.S. Initial Term and EU Initial Term automatically renew for successive two-year terms (“Renewal Term”). Either party may elect not to renew the U.S. Renewal Term and/or the EU Renewal Term by providing the requisite prior notice to the other party, with the initial terms automatically renewing for successive two-year terms, unless either party gives notice pursuant to the Renaissance Agreement. Either party may terminate the Renaissance Agreement (1) for uncured material breach of the other party, (2) upon notice for insolvency-related events of the other party that are not discharged within a defined time period, (3) on a product-by-product basis if the manufacture, distribution or sale would materially contravene any applicable law, (4) by providing the requisite notice if (a) the authorization and approval to distribute or sell Renaissance Product in the U.S. is not granted on or before a specified date, (b) the authorization and approval representing more than a certain number of units of Renaissance Product sold in the U.S. during the last calendar year is withdrawn by the FDA, or (c) the Company decided in its sole discretion to cease commercializing the Renaissance Product in the U.S., (5) in the case of a force majeure event that continues for six months or more, or (6) a violation by the other party of trade control or anti-corruption laws.

12. Common Stock and Stockholders’ Equity

Authorized Shares

The Company’s current Amended and Restated Certificate of Incorporation authorizes 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following:

	December 31,
	2025	2024
Common stock options granted and outstanding	16,744,639	15,161,180
Restricted stock units granted and outstanding	1,382	2,763
Common stock reserved for future awards or option grants	8,085,186	5,905,773
Common stock reserved for future employee stock purchase plan issuances	2,722,563	2,223,100
Warrants to purchase common stock	45,456	45,456
Total	27,599,226	23,338,272

Equity Offerings

In January 2025, the Company filed an automatic shelf registration statement on Form S-3ASR with the Securities and Exchange Commission which became effective upon filing (the “Shelf Registration Statement”). The Shelf Registration Statement allows the Company, from time to time, to offer and sell any combination of shares of the Company’s common stock and preferred stock, various series of debt securities, and/or warrants to purchase any of such securities, either individually or in combination with other securities, in one or more offerings. The Company simultaneously entered into a Controlled Equity OfferingSM sales agreement (the “Equity Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to offer, sell and issue shares of the Company’s common stock from time to time through Cantor acting as sales agent and up to a maximum aggregate offering price of $200.0 million. As of December 31, 2025, no securities have been sold pursuant to the Shelf Registration Statement or Equity Sales Agreement.

13. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the accompanying consolidated statements of operations and comprehensive (loss) income as follows (in thousands):

	Years Ended December 31,
	2025	2024
Research and development expense	$2,660	$2,955
Selling, general and administrative expense	19,435	11,579
Total	$22,095	$14,534

During the years ended December 31, 2025 and 2024, $1.1 million and $0.3 million of stock compensation expense was capitalized into inventory, respectively.

As of December 31, 2025, the total unrecognized stock-based compensation expense related to outstanding employee options was $42.4 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.2 years.

As of December 31, 2025 and 2024, there were 1,382 and 2,763 restricted stock units outstanding, respectively.

Equity Incentive Plans

In September 2018, ARS Pharma adopted the 2018 Equity Incentive Plan. As a result of the Merger, on November 8, 2022 ARS Pharma assumed Silverback’s 2016 and 2020 Equity Incentive Plans, and Employee Stock Purchase Plan (“ESPP”). There were 200,537 shares and 43,679 shares of common stock purchased under the ESPP during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, 25,737,116 shares were authorized under the 2016 and 2020 Equity Incentive Plans, of which 7,787,841 shares were available for future grant, and 12,822,226 shares were outstanding. As of December 31, 2025, 6,634,333 shares were authorized under the 2018 Equity Incentive Plan, of which 297,345 shares were available for future grant, and 3,923,795 shares were outstanding. The Company does not intend to grant future stock options or other equity awards under the 2016 or 2018 Equity Incentive Plans.

Stock Options

Stock options granted under the Company’s equity incentive plans expire no later than 10 years from the date of grant and generally vest over a one- to four-year period. The Company issues new shares of common stock upon the exercise of stock options.

A summary of the Company’s stock option activity for the year ended December 31, 2025 is as follows:

			Weighted-
	Shares	Weighted-	Average	Aggregate
	Subject to	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2024	15,161,180	$6.63
Granted	3,363,850	$11.63
Exercised	(1,134,836)	$3.62
Forfeited	(645,555)	$11.29
Outstanding at December 31, 2025	16,744,639	$7.66	7.3	$78,158
Exercisable at December 31, 2025	10,634,343	$6.40	6.6	$63,481

The exercisable shares subject to options outstanding at December 31, 2025 in the table above include vested and early exercisable awards. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at December 31, 2025. The aggregate intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $9.1 million and $14.7 million, respectively.

The weighted-average grant date fair value per share of option grants for the years ended December 31, 2025 and 2024 was $8.66 and $6.51, respectively. The total fair value of shares vested during the years ended December 31, 2025 and 2024 was $24.6 million and $14.1 million, respectively.

The fair value of stock options granted was estimated using a Black-Scholes option-pricing model (“Black-Scholes”) with the following assumptions:

	Years Ended December 31,
	2025	2024
Expected term (in years)	5.5 – 6.1	5.5 – 6.1
Expected volatility	83.2% – 87.3%	91.9% – 94.2%
Risk-free interest rate	3.8% – 4.4%	3.6% – 4.3%
Expected dividend yield	0%	0%

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

14. Income Taxes

The components of (loss) income before income tax (benefit) expense consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024
United States	$(171,372)	$8,281
Foreign	(6)	5
(Loss) income before income tax (benefit) expense	$(171,378)	$8,286

Income tax (benefit) expense consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024
Current:
Federal	$(97)	$260
State	17	28
Foreign	—	—
Total current income tax (benefit) expense	(80)	288
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred income tax (benefit) expense	—	—
Income tax (benefit) expense	$(80)	$288

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate, after the adoption of ASU 2023-09 on a prospective basis, is as follows (in thousands, except percentages):

	Year Ended December 31,
	2025
Tax computed at federal statutory rate	$(35,989)	21.0%
State income taxes, net of federal income tax effect(1)	135	-0.1%
Foreign tax effects	1	0.0%
Non-taxable or non-deductible items
Stock-based compensation	93	-0.1%
Officer compensation	2,491	-1.5%
Other	355	-0.2%
Changes in valuation allowance	33,276	-19.4%
Tax credits
Federal R&D credit	(781)	0.5%
Changes in unrecognized tax benefits	339	-0.2%
Effective tax rate	$(80)	0.0%

______________

(1) State taxes in California comprise the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the prior year not impacted by the adoption of ASU 2023-09 is as follows (in thousands):

Year Ended December 31,
2024
Tax computed at federal statutory rate	$1,740
State income taxes, net of federal benefit	47
Officers compensation (Sec 162(m))	1,741
Equity compensation	(135)
FDII deduction	(161)
Research and development credits	(1,008)
Other	(66)
Valuation allowance	(1,870)
Income tax expense	$288

For the year ended December 31, 2025, the Company paid income taxes, net of refunds received totaling $0.2 million, including $0.2 million of federal income taxes and less than $0.1 million of other state income taxes.

Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$32,250	$12,834
Research and development credits	4,882	4,364
Intangible assets	15,249	17,201
Equity compensation	3,317	2,283
Deferred revenue	16,165	—
Other	1,937	319
Total deferred tax assets	73,800	37,001
Deferred tax liabilities:
ROU asset	(300)	(8)
Other	(94)	(130)
Total deferred tax liabilities	(394)	(138)
Gross deferred tax assets	73,406	36,863
Valuation allowance	(73,406)	(36,863)
Net deferred tax assets	$—	$—

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred assets. At such time as it is determined that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced. The change in the valuation allowance for the year ended December 31, 2025 was an increase of $36.5 million.

At December 31, 2025, the Company had federal and state net operating loss carryforwards (“NOL”) of $150.5 million and $16.7 million, respectively. Federal NOL carryforwards of $150.5 million, generated after 2017, may be carryforward indefinitely but can only be utilized to offset 80% of future taxable income. The state NOL carryforwards begin expiring in 2035. State NOLs totaling $3.3 million may be carried forward indefinitely. In addition, the Company has federal and state research and development credit carryforwards totaling $4.1 million and $1.0 million, respectively. The federal research and development credit carryforwards will begin to expire in 2039 unless previously utilized. Of the total state research credits, $0.4 million begin to expire in 2038 unless previously utilized, the remainder does not expire. The NOL and credit carryovers noted above do not include the pre-merger amounts attributable to Silverback as noted in the IRC Section 382 disclosure in the paragraph below.

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the company’s NOL and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an ownership change analysis pursuant to IRC Section 382 through December 31, 2024, including the tax attributes acquired in the Silverback transaction. The Company experienced several ownership changes from inception. All tax attributes reported in the above table have been adjusted based on the result of this analysis. If ownership changes occur in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The following table summarizes the reconciliation of the unrecognized tax benefits activity (in thousands):

	Years Ended December 31,
	2025	2024
Unrecognized tax benefits – beginning	$7,028	$2,946
Gross increases – current-period tax positions	685	583
Gross decreases – tax positions in prior period	(379)	—
Gross increases – tax positions in prior period	—	3,499
Unrecognized tax benefits – ending	$7,334	$7,028

The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets. If recognized, none of these amounts would affect the Company’s effective tax rate, since it would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance.

The Company files income tax returns in the United States, various states, and Ireland. Due to the Company’s losses incurred, the Company's income tax returns for all jurisdictions are subject to examination by tax authorities from inception. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2025, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties. The Company has not incurred any material interest or penalties as of the current reporting date with respect to income tax matters.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to, current deduction of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of earnings before interest, taxes, depreciation and amortization, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company has evaluated the impact the new tax law had on its financial condition and results of operations. The impact of the tax law changes from the OBBBA is included in the Company’s financial statements.

15. Related-Party Transactions

In September 2015, the Company entered into a consulting agreement, superseded in July 2022, for regulatory and development services with Pacific-Link Regulatory Consulting, Inc., an entity owned by the President/Chief Executive Officer/director and his spouse, the Chief Medical Officer of the Company. The Company incurred consulting expenses related to this agreement totaling $2.4 million and $2.2 million for the years ended December 31, 2025 and 2024, respectively.

As described in Note 9 – Term Loans, in September 2025, the Company entered into the Credit Agreement with a Lender whom is an affiliate of RA Capital. The general partner of RA Capital is RA Capital Management GP, LLC, of which a member of the Board of Directors of the Company is a controlling person. RA Capital Healthcare Fund, L.P. and RA Capital Nexus Fund II, L.P. collectively hold in excess of 10% of the Company’s outstanding common stock and are currently the Company’s largest stockholder. RA Capital serves as the investment adviser for each of RA Capital Healthcare Fund, L.P. and RA Capital Nexus Fund II, L.P.

As described in Note 11 – In-Licensing and Supply, the Company is required to make milestone payments to OrbiMed upon achievement of certain regulatory and commercial milestones, and royalty payments based on net product sales of neffy. A member of the Company’s Board of Directors is a General Partner at OrbiMed. The Company incurred $4.8 million and $0.2 million in royalty expense payable to an affiliate of OrbiMed during the years ended December 31, 2025 and 2024, respectively, and $2.0 million in sales-based milestone payments to an affiliate of OrbiMed during the year ended December 31, 2025.

16. Segment Information

The Company reports segment information using the management approach and views its operations and manages its business as a single operating segment. The Company’s Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer, allocates resources and evaluates the performance of the operating segment based on historical and projected product sales, segment operating expenses, and consolidated net (loss) income, as reflected in the accompanying consolidated statements of operations and comprehensive (loss) income, which is the segment measure of (loss) income.

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

Segment reporting for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Total revenue	$84,278	$89,149
Less segment operating expenses:
Cost of goods sold	20,423	977
Clinical	5,342	6,113
Development	5,315	8,485
Medical affairs	4,334	2,462
Sales and marketing	176,087	36,679
General and administrative	29,352	22,849
Stock-based compensation	22,095	14,534
Other segment operating expenses	778	133
Other segment (income) expense:
Interest income	(10,669)	(11,369)
Interest expense	2,599	—
Income tax (benefit) expense	(80)	288
Segment net (loss) income	$(171,298)	$7,998

The following table summarizes revenue by geographic area based on the customers’ location (in thousands):

	Years Ended December 31,
	2025	2024
United States	$72,192	$7,255
Rest of world	12,086	81,894
Total revenue	$84,278	$89,149

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarter ended December 31, 2025, our executive officers adopted, modified or terminated trading plans for the orderly disposition of the Company’s securities as set forth in the table below.

		Adoption /	Type of Trading Arrangement		Total Shares of
		Termination	Rule	Non-Rule	Common Stock
Name and Position	Action	Date	10b5-1(1)	10b5-1(2)	to be Sold	Expiration Date
Laura Shawver Director	Adoption	November 13, 2025	X		128,562	December 31, 2026
Alexander Fitzpatrick Chief Legal Officer	Termination(3)	November 20, 2025	X		100,000	January 30, 2026
Brian Dorsey Chief Operating Officer	Adoption	November 25, 2025	X		296,065	April 1, 2027
Alexander Fitzpatrick Chief Legal Officer	Adoption	December 5, 2025	X		103,355	December 31, 2026
Eric Karas Chief Commercial Officer	Adoption	December 11, 2025	X		100,000	January 29, 2027

______________

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3) Represents the termination of a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) that was adopted on May 29, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the proposal headed Election of Directors and section headed Executive Officers contained in our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2026 (the “Proxy Statement”) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

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

Exhibit Number	Description
10.7+

Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise and Early Exercise Stock Purchase Agreement under the ARS Pharmaceuticals, Inc. 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-269262) filed with the SEC on January 17, 2023).

10.8+	ARS Pharmaceuticals Inc. Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2023).
10.9+	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2025).
10.10‡*

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

10.11‡*

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

10.13+

Executive Employment Agreement, dated as of September 14, 2018, by and between ARS Pharmaceuticals, Inc. and Richard E. Lowenthal (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 8, 2022).

10.14+

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

10.19‡*

First Amendment, dated July 26, 2023, to Manufacturing Agreement, dated as September 9, 2020, by and between ARS Pharmaceuticals, Inc. and Renaissance Lakewood, LLC. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023)

10.20‡*

Second Amendment, dated September 17, 2024, to Manufacturing Agreement, dated as September 9, 2020 and first amended July 26, 2023, by and between ARS Pharmaceuticals, Inc. and Renaissance Lakewood, LLC. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2024).

10.21‡*

Collaboration, License and Distribution Agreement, dated November 9, 2024, by and between ARS Pharmaceuticals, Inc. and ALK-Abelló A/S. (incorporated by reference to Exhibit 10.27 to the registrant's Annual Report on Form 10-K filed with the SEC on March 20, 2025).

10.22‡*

Supply Agreement, dated November 9, 2024, by and between ARS Pharmaceuticals, Inc. and ALK-Abelló A/S. (incorporated by reference to Exhibit 10.28 to the registrant's Annual Report on Form 10-K filed with the SEC on March 20, 2025).

10.23*

Letter Agreement, dated December 6, 2024, to Manufacturing Agreement, dated as September 9, 2020, and as amended July 25, 2023 and September 17, 2024, by and between ARS Pharmaceuticals, Inc. and Renaissance Lakewood, LLC, amend (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2025).

10.24‡*

Co-Promotion Agreement dated May 2, 2025, by and between ARS Pharmaceuticals, Inc. and ALK-Abelló Inc. (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2025).

Exhibit Number	Description
10.25‡

Third Amendment, dated July 10, 2025, to Manufacturing Agreement, dated as September 9, 2020, and as amended July 26, 2023 and September 17, 2024, by and between ARS Pharmaceuticals, Inc. and Renaissance Lakewood, LLC. (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2025).

10.26‡*

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

10.27*

First Amendment, dated October 23, 2025, to Co-Promotion Agreement, dated May 2, 2025, by and between ARS Pharmaceuticals, Inc. and ALK-Abelló Inc. (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2025).

19.1	Insider Trading Policy.
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 21, 2024).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 21, 2024).
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

______________

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

ARS PHARMACEUTICALS, INC.

Date: March 9, 2026	By:	/s/ Richard Lowenthal
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

Name	Title	Date

/s/ Richard Lowenthal	President, Chief Executive Officer, and Director	March 9, 2026
Richard Lowenthal, M.S., MSEL	(Principal Executive Officer)

/s/ Kathleen D. Scott	Chief Financial Officer	March 9, 2026
Kathleen D. Scott	(Principal Financial and Accounting Officer)

/s/ Pratik Shah	Chairman of the Board of Directors	March 9, 2026
Pratik Shah, Ph.D.

/s/ Peter Kolchinsky	Director	March 9, 2026
Peter Kolchinsky, Ph.D.

/s/ Rajeev Dadoo	Director	March 9, 2026
Rajeev Dadoo, Ph.D.

/s/ Brenton L. Saunders	Director	March 9, 2026
Brenton L. Saunders

/s/ Phillip Schneider	Director	March 9, 2026
Phillip Schneider

/s/ Michael Kelly	Director	March 9, 2026
Michael Kelly

/s/ Laura Shawver	Director	March 9, 2026
Laura Shawver, Ph.D.

/s/ Peter A. Thompson	Director	March 9, 2026
Peter A. Thompson, M.D.

/s/ Saqib Islam	Director	March 9, 2026
Saqib Islam, J.D.