Form 10-Q
period 2026-03-31
ARS Pharmaceuticals, Inc.
filed 2026-05-15
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2026, there were 99,303,262 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. Risk Factors of this Quarterly Report. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context otherwise indicates, references in this Quarterly Report to the terms “ARS”, “the Company”, “we”, “our” and “us” refer to ARS Pharmaceuticals, Inc. and its consolidated subsidiaries, and references to our “common stock” refer to our voting common stock.

neffy and EURneffy are trademarks of ours that we use in this Quarterly Report. This Quarterly Report also includes trademarks, trade names, and service marks that are the property of other organizations. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to our trademark and trade names. The use or display of other companies’ trade names or trademarks do not suggest or imply a relationship or affiliation with, or endorsement or sponsorship of us by, any other companies.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part II, Item 1A. Risk Factors in this Quarterly Report. Some of the material risks associated with our business include the following:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARS Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,321	$41,317
Short-term investments	176,648	203,669
Accounts receivable, net	28,662	25,347
Inventories	8,817	8,369
Prepaid expenses and other current assets	6,788	6,194
Total current assets	245,236	284,896
Inventories, noncurrent	23,221	23,053
Property, plant and equipment, net	2,285	2,465
Intangible assets, net	14,176	14,452
Other assets	2,653	2,786
Total assets	$287,571	$327,652
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (including related party amounts of $1,431 and $1,624, respectively)	$48,263	$37,948
Contract liability, current	757	609
Other current liabilities	592	588
Total current liabilities	49,612	39,145
Term loans, net (including related party amounts of $4,826 and $4,819, respectively)	96,522	96,374
Financing liability	74,673	72,140
Contract liability, net of current portion	978	1,130
Other accrued liabilities	4,478	4,605
Total liabilities	226,263	213,394
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at March 31, 2026 and December 31, 2025; 99,300,137 and 99,290,926 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	10	10
Additional paid-in capital	416,615	408,726
Accumulated other comprehensive (loss) gain, net	(96)	125
Accumulated deficit	(355,221)	(294,603)
Total stockholders’ equity	61,308	114,258
Total liabilities and stockholders’ equity	$287,571	$327,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue, net	$17,452	$7,763
Revenue under collaboration agreements	2,489	210
Revenue under supply agreements	2,740	—
Total revenue	22,681	7,973
Operating expenses:
Cost of goods sold (including related party amounts of $1,233 and $488, respectively)	6,286	1,094
Research and development (including related party amounts of $667 and $666, respectively)	4,336	2,952
Selling, general and administrative (including related party amounts of $135 and $124, respectively)	72,204	41,104
Total operating expenses	82,826	45,150
Loss from operations	(60,145)	(37,177)
Other income (expense), net:
Interest income	1,968	3,237
Interest expense (including related party amounts of $122 and $0, respectively)	(2,441)	—
Total other (expense) income, net	(473)	3,237
Net loss	(60,618)	(33,940)
Unrealized losses on available-for-sale securities	(221)	(148)
Comprehensive loss	$(60,839)	$(34,088)
Net loss per share, basic and diluted	$(0.61)	$(0.35)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	99,296,408	98,060,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

				Accumulated
	Common			Other		Total
	Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Gain (Loss), Net	Deficit	Equity
Balance at December 31, 2025	99,290,926	$10	$408,726	$125	$(294,603)	$114,258
Exercise of common stock options and release of restricted stock units	9,211	—	62	—	—	62
Stock-based compensation	—	—	7,827	—	—	7,827
Net loss and comprehensive loss	—	—	—	(221)	(60,618)	(60,839)
Balance at March 31, 2026	99,300,137	$10	$416,615	$(96)	$(355,221)	$61,308

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

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(60,618)	$(33,940)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,423	5,298
Depreciation and amortization expense	397	280
Accretion on investments, net of amortization	(990)	(1,961)
Other non-cash items	245	(4)
Changes in operating assets and liabilities:
Accounts receivable	(839)	(1,128)
Inventories	(294)	(8,449)
Prepaid expenses and other assets	(524)	(4,796)
Accounts payable and accrued liabilities	10,315	4,168
Contract liability	(61)	(210)
Net cash and cash equivalents used in operating activities	(44,946)	(40,742)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale	(14,709)	(34,345)
Maturities of short-term investments, available-for-sale	42,500	63,500
Purchases of property and equipment	—	(91)
Net cash and cash equivalents provided by investing activities	27,791	29,064
Cash flows from financing activities:
Proceeds from royalties earned under license agreements recognized as an increase to the financing liability	97	—
Proceeds from exercise of common stock options and issuance of common stock under the employee stock purchase plan	62	725
Net cash and cash equivalents provided by financing activities	159	725
Net decrease in cash and cash equivalents	(16,996)	(10,953)
Cash and cash equivalents at beginning of period	41,317	50,817
Cash and cash equivalents at end of period	$24,321	$39,864
Supplemental cash flow information:
Cash paid for interest	$2,293	$—
Non-cash investing and financing activities:
Financing liability in accounts receivable	$2,533	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Description of Business

ARS Pharmaceuticals, Inc. (“ARS”, “ARS Pharma” or the “Company”) is a biopharmaceutical company focused on the commercialization and development of neffy (currently identified in the European Union and United Kingdom by the trade name EURneffy and in China by the trade name 优敏速) for needle-free intranasal delivery of epinephrine for emergency treatment of Type I allergic reactions, including anaphylaxis in adults and children who weigh 15 kg or greater. neffy is the first and only FDA and European Commission-approved needle-free epinephrine product, and the first new delivery method for epinephrine in more than 35 years.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses in most years since its inception and had an accumulated deficit of $355.2 million as of March 31, 2026. The Company had cash, cash equivalents, and short-term investments of $201.0 million as of March 31, 2026 and has not generated positive cash flows from operations in most years. To date, the Company has funded its operations primarily with proceeds from the merger with Silverback Therapeutics, Inc. (“Silverback”) in November 2022 (the “Merger”), the private placement of convertible preferred stock, the issuance of common stock, licensing, supply and distribution agreements, debt, and net product sales. The Company’s currently available cash, cash equivalents, and short-term investments as of March 31, 2026 are sufficient to meet its anticipated cash requirements for at least the 12 months following the date these financial statements are issued.

From August 5, 2015 (inception) through March 31, 2026, the Company has devoted substantially all of its efforts to developing intellectual property, conducting product development and clinical trials, organizing and staffing the Company, business planning, raising capital, building infrastructure, pre-commercial and commercial activities, and providing general and administrative support for these operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. Management expects operating expenses to increase for the foreseeable future, and there can be no assurance that the Company will achieve profitability in the future, or if achieved, that it will be sustained on a continuing basis.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”). The Company’s financial statements are presented on a condensed consolidated basis, which include the accounts of ARS Pharmaceuticals, Inc., ARS Pharmaceuticals Operations, Inc. and ARS Pharmaceuticals IRL, Limited. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s functional and reporting currency is the U.S. dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income in the accompanying condensed consolidated statements of operations and comprehensive loss. All adjustments considered necessary for a fair presentation have been included.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, are unaudited. The balance sheet as of December 31, 2025 was derived from the audited financial statements as of and for the year ended December 31, 2025. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2026, the condensed consolidated results of its operations for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are also unaudited. The condensed consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other period.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements are revenue recognized under collaboration agreements and accruals for variable consideration of product revenue. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable includes trade accounts receivable from product sales to customers, partner receivables for reimbursable research and development costs, royalties, license fees, and milestone payments due under the Company’s collaboration agreements and for supply of neffy under the Company’s supply agreements. Trade accounts receivables are recorded at wholesale acquisition cost (“WAC”), less purchase price discounts, prompt pay discounts, chargebacks, and an allowance for credit losses, if any. The allowance for credit losses is the Company’s estimate of losses over the life of the receivables. The Company determines the allowance for credit losses for accounts receivable based on each customer’s or partner’s accounts receivable balance and age, their financial condition, and the general economic environment.

When the collectability of an invoice is no longer probable, the Company will create a reserve for that specific receivable. If a receivable is determined to be uncollectible, it is charged against the general credit loss reserve or the reserve for the specific receivable, if one exists. The allowance for credit losses was not material at both March 31, 2026 and December 31, 2025.

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

Prior to August 2025, the Company operated under a title model agreement under which the title agent retained all credit and collection risk on product sales to the Company’s wholesale distributors and pharmacy customers. As of August 2025, the Company ceased operating under a title model agreement and now retains all credit and collection risk on product sales.

As of March 31, 2026, four customers accounted for 81% of accounts receivable, with each individual customer representing between 18% and 24% of total accounts receivable. As of December 31, 2025, five customers accounted for 82% of accounts receivable, with each individual customer representing between 12% and 21% of total accounts receivable. For the three months ended March 31, 2026, three customers accounted for 70% of gross product sales, with each individual customer representing between 21% and 27% of gross product sales. For the three months ended March 31, 2025, five customers accounted for 90% of gross product sales, with each individual customer representing between 13% and 30% of gross product sales. For each of the three months ended March 31, 2026 and 2025, one customer accounted for 100% of revenue under collaboration agreements. For the three months ended March 31, 2026, three customers accounted for 99% of revenue under supply agreements, with each individual customer representing between 10% and 77% of revenue under supply agreements, and there was no revenue under supply agreements for the three months ended March 31, 2025. To date, the Company has not experienced any credit losses from its trade and partner accounts receivable.

Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work in process, and include labor and overhead. Inventories are stated at the lower of cost or net realizable value, and are determined on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company periodically reviews its inventory to identify obsolete, slow-moving, or otherwise unsalable inventories, and establishes allowances for situations in which the cost of the inventory is not expected to be recovered. Such impairment charges, if any, are recorded in cost of goods sold on the accompanying condensed consolidated statements of operations.

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

Leases

The Company determines the initial classification and measurement of its right-of-use (“ROU”) asset and lease liabilities at the lease commencement date and thereafter, if modified. The Company recognizes a ROU asset for its operating leases with lease terms greater than 12 months. The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. The lease liability is calculated by using the present value of all lease payments, with the present value determined by using the incremental borrowing rate for operating leases determined by using the incremental borrowing rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment as well as a review of peer companies. Variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in research and development and general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment, the ROU asset, and intangible assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the asset or asset group are expected to generate, including its eventual residual value. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds its fair value. The Company has not recognized any impairment losses from inception through March 31, 2026.

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

Distribution Service Fees. The Company pays distribution service fees to its wholesale distributors. These fees are a contractually fixed percentage of WAC and are calculated at the time of sale based on the purchased amount. These fees are recorded as other current liabilities on the accompanying condensed consolidated balance sheets.

Commercial Pharmacy Discounts. The Company provides discounts to its pharmacy customers. These discounts are a contractually fixed percentage of WAC and are a direct reduction from the WAC price they are charged. They are calculated at the time of sale based on the amount purchased. These discounts are recorded as contra trade accounts receivable on the accompanying condensed consolidated balance sheets.

Prompt Pay Discounts. The Company incentivizes on time invoice payments through prompt pay discounts. Prompt pay discounts are typically taken by customers, so an estimate of the discount is recorded at the time of sale based on the purchased amount. Prompt pay discount estimates are recorded as contra trade accounts receivable on the accompanying condensed consolidated balance sheets.

Chargebacks. Certain government entities and covered entities (e.g. Veterans Administration, 340B covered entities) can purchase the product at a price discounted below WAC. The difference between the government or covered entity purchase price and WAC will be charged back to the Company. The Company estimates the amount of chargebacks based on the expected number of claims and the related costs associated with the revenue recognized for product that remains in the distribution channel and any chargeback amounts not invoiced to the Company at the end of each reporting period. Estimated chargebacks are recorded as contra trade accounts receivable on the accompanying condensed consolidated balance sheets.

Rebates. The Company provides commercial rebates to pharmacy benefit managers and managed care organizations and is subject to mandatory discount obligations under the Medicare, Medicaid, and Tricare programs. The rebate amounts for these programs are determined by contractual arrangements or statutory requirements. Rebates are owed after the product has been dispensed to a patient and the Company has been invoiced. The Company estimates the amount of rebates based on the expected number of claims and the related costs associated with the revenue recognized for product that remains in the distribution channel and any rebate amounts for product that has been dispensed to a patient but not invoiced to the Company at the end of each reporting period. Rebate estimates are recorded as other current liabilities on the accompanying condensed consolidated balance sheets.

Co-payment Program. The Company offers co-payment assistance programs to commercially insured patients whose insurance requires a co-payment to be made when filling their prescription. The Company estimates the amount of co-payment assistance based on the expected volume and the average buy down rate associated with the revenue recognized for products that remain in the distribution channel and any co-payment assistance amounts not invoiced to the Company at the end of each reporting period. Co-payment program estimates are recorded as other current liabilities on the accompanying condensed consolidated balance sheets.

Product Returns. Customers have the right to return damaged product, product that is within six months or less of the labeled expiration date, or product that is past the expiration date by no more than twelve months. neffy was commercially launched in September 2024 and due to the limited returns data, the Company uses professional judgment and industry data to estimate returns. As time passes and additional historical sales and returns data becomes available, the Company will update the estimated returns as needed. A reserve for potential product returns is recorded as other current liabilities on the accompanying condensed consolidated balance sheets.

Revenue under collaboration and supply agreements

The Company licenses certain rights to neffy to third parties under collaboration agreements and supplies neffy to third parties for commercial sale under supply agreements. At contract inception, the Company evaluates its arrangements to determine whether they involve joint operating activities in which the parties are active participants and share significant risks and rewards in accordance with ASC Topic 808, Collaborative Agreements (“ASC 808”). Arrangements that meet these criteria are accounted for as collaborative arrangements under ASC 808. This assessment is updated over the life of the arrangement as roles and responsibilities change.

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

If the Company concludes that some or all components of the agreement are distinct and represent a transaction with a customer, the Company accounts for those elements of the arrangement in accordance with ASC 606 by applying the five-step model described above.

The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; clinical, regulatory, and/or commercial milestone payments; payment for clinical and commercial supply; and royalties or a transfer price on the net sales of licensed products.

Licenses of Intellectual Property. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, revenue is recognized from non-refundable, upfront payments allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. If the license is subject to repurchase by the Company, at its option, control of the license is not considered transferred to the customer, and in such case, the Company would account for the proceeds allocated to such license as either a financing obligation or a lease in accordance with ASC 606. Future amounts received related to the license which is subject to the Company’s repurchase, such as royalties or milestone payments, would be accounted for as additional financing proceeds and would increase the financing obligation in the accompanying condensed consolidated balance sheet. The Company would record such financing obligation as revenue when the right to repurchase has lapsed or was exercised.

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

Advertising

Costs for producing advertising are expensed when incurred. Costs for communicating advertising, such as search engine marketing, banner advertisements, social media advertisements, and print advertisements, are recorded as prepaid expenses and then expensed the first time the advertising takes place. For the three months ended March 31, 2026 and 2025, advertising costs were $36.3 million and $11.0 million, respectively.

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

The following securities are excluded from the calculation of weighted-average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2026	2025
Warrants to purchase common stock	45,456	45,456
Common stock options outstanding	20,325,316	17,348,839
Estimated shares to be purchased under the employee stock purchase plan	55,957	65,748
Restricted stock units outstanding	—	1,382
Total	20,426,729	17,461,425

Recently Issued Accounting Pronouncements — Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted as of the specified effective date. The Company believes the impact of recently issued standards, other than those noted below, and any issued but not yet effective standards will not have a material impact on the Company’s financial statements upon adoption.

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

3. Collaboration, Out-Licensing and Related Agreements

Alfresa Agreement

In March 2020, the Company signed a Letter of Intent (“LOI”) with Alfresa Pharma Corporation (“Alfresa”) for the right to negotiate a definitive agreement for the exclusive license and sublicensable right to develop, register, import, manufacture and commercialize neffy in Japan in exchange for an upfront payment of $2.0 million. In April 2020, the Company entered into a collaboration and license agreement (the “Alfresa Agreement”) for the rights pursuant to the LOI. Under the Alfresa Agreement, the Company delivered a license to neffy technology, completed a required clinical study, and remains obligated to use commercially reasonable efforts to develop and commercialize neffy in Japan. The parties agreed to share the cost of any additional clinical studies required for approval of neffy in Japan. Alfresa is solely responsible for regulatory and commercialization activities and may elect to assume responsibility for manufacturing and supplying drug product for commercial use in Japan. Either party may terminate the agreement for certain breaches of the Alfresa Agreement. Unless terminated earlier by either or both parties, the term of the agreement will continue until the later of (i) expiration of the last-to-expire patent in Japan; or (ii) 10 years after the first commercial sale of neffy in Japan.

In December 2025, in connection with the Alfresa Agreement, the Company also entered into a commercial supply agreement (the “Alfresa Supply Agreement”) with Alfresa, under which ARS will supply Alfresa’s requirements (and Alfresa will purchase from ARS its requirements) for a transfer price in the low-double-digit percentage on net sales of neffy in Japan. The Alfresa Supply Agreement is coterminous with the Alfresa Agreement. Either the Company or Alfresa may terminate the Alfresa Supply Agreement in the event of an uncured material breach of the other party. Pursuant to the Alfresa Agreement, at any time, Alfresa may elect to manufacture its own supply of drug product. In the event Alfresa elects to do so, Alfresa is obligated to pay the Company a royalty payment on the net sales of drug product in the Alfresa Territory in an amount equal to monetary value the Company would receive by supplying drug product to Alfresa at the transfer price. The promises under the Alfresa Supply Agreement did not meet the definition of a performance obligation nor did these promises convey a material right to Alfresa.

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

As of March 31, 2026, the Company has earned an aggregate of $15.0 million for the upfront payment and achievement of regulatory and commercial milestones, and there are no remaining regulatory or commercial milestone payments under the Alfresa Agreement. The Company is also entitled to receive a transfer price in the low double-digit percentage on future net sales of neffy in Japan.

For the three months ended March 31, 2026 and 2025, no revenue was earned under the Alfresa Agreement.

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

In June 2024, the EMA regulatory milestone was met and a €2.0 million ($2.1 million in U.S. dollars) expense was recorded in research and development expense in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2024. In June 2025, the first commercial sale milestone was met for the first commercial sale of neffy in the Recordati Territory. As a result, the Company capitalized the €5.0 million ($5.9 million in U.S. dollars) milestone for the first commercial sale of neffy in the Recordati Territory to intangible assets in the accompanying condensed consolidated balance sheets. The intangible assets will be amortized through cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the estimated life of the intellectual property of 13.5 years.

For the three months ended March 31, 2026, the Company recognized less than $0.1 million in royalty expense from the sale of neffy in the Recordati Territory, as cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss. No royalty expense was recognized for the three months ended March 31, 2025.

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

In January 2026, in connection with the Pediatrix Agreement, the Company also entered into a commercial supply agreement (the “Pediatrix Supply Agreement”) with Pediatrix, under which ARS will supply Pediatrix’s requirements (and Pediatrix will purchase from ARS its requirements) for a specified price. The Pediatrix Supply Agreement is coterminous with the Pediatrix Agreement. Either the Company or Pediatrix may terminate the Pediatrix Supply Agreement in the event of an uncured material breach of the other party. The promises under the Pediatrix Supply Agreement do not meet the definition of a performance obligation, nor did these promises convey a material right to Pediatrix.

At inception of the Pediatrix Agreement, the Company identified the performance obligations as the delivery of the license for neffy in the Pediatrix Territory, which has been satisfied. The initial transaction price was $3.0 million, which includes the upfront payment received at the inception of the Pediatrix Agreement. Variable consideration related to future milestone payments was fully constrained at inception and excluded from the transaction price until a significant revenue reversal is no longer probable. The transaction price was wholly allocated to the performance obligation, and variable consideration is reassessed each reporting period.

As of March 31, 2026, the Company has earned an aggregate of $7.0 million for the upfront payment and achievement of regulatory and commercial milestones and is eligible to receive up to $80.0 million in sales-based milestone payments. There are no regulatory or commercial milestones remaining under the Pediatrix Agreement. Since receiving regulatory approval in the Pediatrix Territory, the Company is also entitled to tiered royalties in the low double-digits on future net sales in the Pediatrix Territory and will receive a per unit supply price for commercial supply sold to Pediatrix under the Pediatrix Supply Agreement.

For the three months ended March 31, 2026 and 2025, no revenue was earned under the Pediatrix Agreement.

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

At inception of the Seqirus Agreement, the Company identified a single performance obligation: the delivery of the license for neffy in the Seqirus Territory in combination with the transfer of know-how, which has been satisfied. The license and know-how were considered distinct from potential supply obligations, which are effectively options for Seqirus to purchase commercial supply and do not represent a material right. The initial transaction price was $0.5 million, which includes the upfront payment received at the inception of the Seqirus Agreement. Variable consideration related to future milestone payments was fully constrained at inception and excluded from the transaction price until a significant revenue reversal is no longer probable. The transaction price was wholly allocated to the performance obligation, and variable consideration is reassessed each reporting period.

As of March 31, 2026, the Company has earned an aggregate of $2.6 million for the upfront payment and achievement of regulatory and commercial milestones and is eligible to receive up to $2.3 million in remaining regulatory and commercial milestones. Since receiving approval in the Seqirus Territory, the Company is also entitled to receive a per unit supply price for commercial supply sold to Seqirus.

For the three months ended March 31, 2026 and 2025, no revenue was earned under the Seqirus Agreement.

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

Under the ALK Collaboration Agreement, ALK made a $145.0 million upfront payment to the Company, and the Company earned $10.0 million for the achievement of regulatory and commercial milestones. The Company is eligible to receive remaining regulatory milestone payment of $10.0 million and sales-based milestone payments of up to $300.0 million. The Company is entitled to receive tiered royalty payments on net sales in the mid- to high-teens, subject to certain standard reductions and offsets. Royalties will be payable, on a Product-by-Product and country-by-country basis, until the latest of the expiration of the licensed patents covering such Product in such country, 15 years from first commercial sale of such Product in such country, or expiration of regulatory exclusivity for such Product in such country.

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

In connection with the ALK Collaboration Agreement, the Company and ALK also entered into a commercial supply agreement (the “ALK Supply Agreement”) in November 2024, which was amended in March 2026, under which the Company will supply ALK’s requirements (and ALK will purchase from the Company its requirements) of Products for five years for a specified supply price, after which ALK may elect to transition to itself or its contract manufacturer the manufacture and supply of Products. The contract term for the ALK Supply Agreement is coterminous with the ALK Collaboration Agreement. Either the Company or ALK may terminate the ALK Supply Agreement in the event of an uncured material breach of the other party.

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

The Company determined that the non-refundable upfront payment of $145.0 million is the estimated transaction price at contract inception. The regulatory and commercial milestone payments (totaling $20.0 million) were fully constrained at contract inception due to the uncertainty of whether any of the milestones will be achieved. In making the assessment of the constraint utilizing the most likely amount method, the Company considered the stage of development, and the risks associated with the remaining development required to achieve the milestones, as well as whether the achievement of the milestone is outside the control of the Company or ALK. The Company determined that the regulatory and commercial milestones, sales-based milestones, and royalties will be recognized on the later of when the related sales occur or when control of the associated license has been transferred, as the Company determined that such sales-based consideration relates predominantly to the licenses granted to ALK. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and will include regulatory milestones in the transaction price if it is probable that a significant revenue reversal will not occur in future periods.

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

As of March 31, 2026, the Company has earned an aggregate of $155.0 million in milestone payments for the upfront payment and achievement of regulatory and commercial milestones, of which $74.2 million has been allocated to the EEA License and is accounted for as a financing liability. The Company is eligible to receive remaining regulatory milestone payments of up to $10.0 million and sales-based milestone payments of up to $300.0 million as well as tiered royalties on net sales in the mid- to high-teens, subject to customary reductions and offsets. Royalties are payable on a Product-by-Product and country-by-country basis until the latest of: (i) the expiration of the licensed patents covering such Product in such country; (ii) 15 years from the first commercial sale of such Product in such country; or (iii) expiration of regulatory exclusivity for such Product in such country. The Company is also eligible to receive a per unit supply price for commercial supply sold to ALK under the ALK Supply Agreement.

The Company earned the $5.0 million regulatory milestone during the three months ended March 31, 2026, of which $2.5 million was recognized as revenue under collaboration agreements in the accompanying condensed consolidated statements of operations and comprehensive loss. The remaining $2.5 million was allocated to the development and regulatory performance obligations and EEA license and recognized as increases to the contract liability and financing liability, respectively. For three months ended March 31, 2026 and 2025, the Company recognized revenue of less than $0.1 million and $0.2 million for the performance of development and regulatory services in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

A reconciliation of the contract liability from the ALK Collaboration Agreement is as follows (in thousands):

Balance at December 31, 2025	$1,739
Regulatory milestone allocated to development and regulatory performance obligations	57
Revenue recognized related to development and regulatory performance obligations	(61)
Balance at March 31, 2026	$1,735

Financing Liability

As discussed above, the Company retains a substantive Repurchase Option for the EEA License, which prevents control from transferring to ALK under ASC 606. As a result, the consideration allocated to the EEA License is accounted for as a financing liability because the repurchase price exceeds the original selling price and will remain outstanding until the Repurchase Option lapses or is exercised. Commercial and sales-based milestones allocated to the EEA License are recognized as increases to the financing liability when earned.

A reconciliation of the Financing Liability from the ALK Collaboration Agreement is as follows (in thousands):

Balance at December 31, 2025	$72,140
Regulatory milestone allocated to the EEA License	2,393
Sales-based royalties earned under the EEA License	140
Balance at March 31, 2026	$74,673

ALK Co-Promotion Agreement

In May 2025, the Company and ALK-Abelló, Inc. (“ALK U.S.”, an affiliate of ALK) entered into a co-promotion agreement, which was subsequently amended in October 2025 and March 2026 (the “ALK Co-Promotion Agreement”), to co-promote neffy to over 10,000 specified pediatricians and other prescribers in the U.S. Accordingly, the Company granted ALK U.S. a non-exclusive, royalty-free license to use the neffy trademarks and copyrights and the ARS house marks in the U.S. solely in connection with promoting neffy pursuant to the terms of the ALK Co-Promotion Agreement.

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

The Company evaluated the terms of the ALK Co-Promotion Agreement and concluded that it represents a vendor arrangement with ALK U.S. During the three months ended March 31, 2026, the Company recognized $2.8 million in ALK-related selling, general, and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss, and the corresponding liability was recorded in accounts payable and accrued liabilities and other accrued liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2026.

4. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$28,213	$26,815
Work in process	627	288
Finished goods	3,198	4,319
Total inventories	$32,038	$31,422
Reported as:
Inventories	$8,817	$8,369
Inventories, noncurrent	23,221	23,053
Total inventories	$32,038	$31,422

Prior to FDA approval in August 2024, costs incurred for the manufacturing of neffy were recorded as research and development expenses, which upon approval resulted in zero-cost inventory. The Company held $5.3 million and $6.7 million in zero-cost inventory as of March 31, 2026 and December 31, 2025, respectively, none of which was determined to be obsolete as of each period end. The Company expects to fully utilize its zero-cost inventory in future periods.

5. Intangible Assets

Intangible assets, net, all of which are finite-lived, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Capitalized milestone payments(1)	$15,360	$15,360
Less accumulated amortization	(1,184)	(908)
Total	$14,176	$14,452

______________

(1) As described in Note 3 – Collaboration, Out-Licensing and Related Agreements and Note 10 – In-Licensing and Supply, capitalized milestone payments were recognized from the Recordati Termination Agreement and Aegis License Agreement, respectively.

The amortization expense for the three months ended March 31, 2026 and 2025 was $0.3 million and $0.1 million, respectively.

The weighted-average amortization period of intangible assets is 12.8 years. As of March 31, 2026, estimated future amortization expense for capitalized intangible assets for the next five years is as follows (in thousands):

Year Ended December 31,	Amount
2026 (remaining nine months)	$828
2027	1,105
2028	1,105
2029	1,105
2030	1,105
Total	$5,248

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

Level 1	–	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	–	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
Level 3	–	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

			Gross	Gross	Estimated
		Amortized	Unrealized	Unrealized	Fair
	Level	Cost	Gains	Losses	Value
March 31, 2026
Cash and cash equivalents - Money market mutual funds	1	$24,035	$—	$—	$24,035
Short-term investments - U.S. Treasury securities	2	176,744	9	(105)	176,648
Total		$200,779	$9	$(105)	$200,683
December 31, 2025
Cash and cash equivalents - Money market mutual funds	1	$41,030	$—	$—	$41,030
Short-term investments - U.S. Treasury securities	2	203,544	134	(9)	203,669
Total		$244,574	$134	$(9)	$244,699

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the periods presented. During the three months ended March 31, 2026, the Company purchased $14.7 million in short-term investments, and there were $42.5 million in maturities of short-term investments. During the three months ended March 31, 2025, the Company purchased $34.3 million in short-term investments, and there were $63.5 million in maturities of short-term investments.

The Company’s short-term investments portfolio contains investments in U.S. Treasury securities that have an effective maturity date that is less than one year from the respective balance sheet date. The Company's money market mutual fund holdings are highly liquid and invest primarily in cash and U.S. Treasury securities.

There was $0.2 million net unrealized losses on available-for-sale securities for the three months ended March 31, 2026, and a $0.1 million net unrealized gain on available-for-sale securities for the three months ended March 31, 2025. Management determined that the gross unrealized losses on the Company’s available-for-sale securities as of March 31, 2026 were primarily attributable to current economic and market conditions and not credit risk. As of March 31, 2026 and December 31, 2025, no allowance for credit losses was recorded for available-for-sale securities. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell any investments prior to recovery of its amortized cost basis, which is expected to be at maturity.

Accrued interest receivable on the Company's available-for-sale securities was $0.8 million and $1.0 million at March 31, 2026 and December 31, 2025, respectively, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

The Company’s Term Loans (as defined in Note 8 – Term Loans) are carried at historical cost, adjusted for the debt discount and debt issuance costs, and are not required to be carried at fair value. The fair value of the Term Loans approximates fair value due to the use of current market rates that are repriced frequently.

As of March 31, 2026 and December 31, 2025, the Company did not have any liabilities that were measured at fair value on a recurring basis.

7. Balance Sheet Details

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$4,705	$5,725
Accrued marketing related expenses	20,411	6,880
Accrued gross-to-net liabilities	15,362	14,162
Accrued cost of goods sold	1,847	3,165
Accrued inventory	95	3,439
Other	5,843	4,577
Total	$48,263	$37,948

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

The Term Loans will initially bear interest at a per annum rate of 5.50% plus the greater of (i) the three-month forward-looking term SOFR or (ii) 3.00%, which interest rate may be reduced by 25 to 50 basis points based on achieving certain TTM net revenue milestones. The Credit Agreement provides for interest-only payments on a quarterly basis until maturity. At Borrower’s election and subject to certain conditions, 100% of accrued interest in the first two years, and 50% of accrued interest in the last three years, may be paid-in-kind, in which case the applicable interest rate for the Term Loans shall increase by 1.00% per annum for the portion of such Term Loans that is paid-in-kind. The weighted average interest rate for the three months ended March 31, 2026 was 9.2% per annum.

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

The following table summarizes the composition of the Term Loans as reflected on the accompanying condensed consolidated balance sheet (in thousands):

	March 31, 2026	December 31, 2025
Gross proceeds	$100,000	$100,000
Unamortized debt discount and debt issuance costs	(3,478)	(3,626)
Total	$96,522	$96,374

9. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business.

On July 24, 2023, Aera A/S, an IP consultancy firm in Denmark representing an unidentified opponent, filed a notice of opposition with the European Patent Office (the “EPO”) in respect of EP 3678649 (the “EP ‘649 Patent”), which is a patent directed to a nasal spray formulation of epinephrine, and uses thereof. Oral proceedings took place on October 7, 2025, and the Opposition Division (the “OD”) of the EPO upheld the validity of all claims in the EP ‘649 Patent. The OD issued a written decision on November 4, 2025. The opponent filed a notice of appeal on December 17, 2025 and grounds of appeal on March 3, 2026. The deadline to file a response to the grounds of appeal is July 5, 2026.

On March 25, 2025, AptarGroup, Inc. (“AptarGroup”) and Aptar France SAS (collectively, “Aptar”) filed a suit against ARS Pharmaceuticals, Inc. and ARS Pharmaceuticals Operations, Inc. in the United States District Court for the Southern District of New York. Aptar alleges the Company violated the Defend Trade Secrets Act (18 USC § 1836), misappropriated trade secrets under New York state law, and committed various breaches of contract. The complaint was served to the Company, and the Company filed a motion to dismiss on June 12, 2025. Aptar subsequently filed an opposition to the motion to dismiss on July 28, 2025, and the Company filed a reply brief on August 27, 2025. On March 30, 2026, the Court granted in part and denied in part the motion to dismiss, dismissing the trade secret misappropriation claim under New York state law and allowing the other claims to proceed. The Company intends to vigorously defend itself in this matter. On September 29, 2025, the Company filed a lawsuit against AptarGroup in the U.S. District Court for the Southern District of California, alleging that AptarGroup violated federal antitrust law in connection with its sale of certain constituent parts of neffy. On December 16, 2025, Aptar moved to dismiss or in the alternative transfer ARS’s lawsuit to the Southern District of New York. On January 27, 2026, ARS filed an opposition to Aptar’s motion to dismiss, and Aptar filed a reply brief on February 27, 2026.

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

On April 10, 2026, the Company filed a lawsuit against Cipla Ltd. and Cipla USA, Inc. (collectively, “Cipla”) in the United States District Court for the District of New Jersey, alleging infringement of U.S. Patent Nos.: 10,576,156, 10,682,414, 11,173,209, 11,191,838, 11,717,571, 11,744,895, 11,918,655, and 12,324,838 and seeking a permanent injunction preventing market entry of a generic product from Cipla prior to the expiry of such patents. The lawsuit follows a Paragraph IV certification notice letter received from Cipla on March 25, 2026, advising the Company that Cipla submitted an Abbreviated New Drug Application to the FDA seeking approval to manufacture and sell a generic version of the Company’s product neffy© 1 mg and 2 mg (epinephrine nasal spray) prior to the expiration of the patents referenced above.

Regardless of the outcome, involvement in legal proceedings may have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company cannot predict the outcome of these suits, and failure by the Company to obtain favorable resolutions could have a material adverse effect on its business, results of operations, and financial condition. The Company’s chances of success on the merits of these suits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of March 31, 2026.

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

The total remaining unconditional purchase obligations related to the supply of raw materials is $55.3 million as of March 31, 2026. Purchase obligations by year are as follows: 2026 ($9.1 million), 2027 ($11.8 million), 2028 ($13.8 million), and $2.9 million per year thereafter through 2035. During the three months ended March 31, 2026 and 2025, the Company made $1.6 million and $4.3 million in payments under these agreements, respectively.

The total amount of commitments related to the ALK Co-Promotion Agreement is $28.3 million as of March 31, 2026. Commitments by year are as follows: 2026 ($4.4 million), 2027 ($14.6 million), 2028 ($5.8 million), and 2029 ($3.6 million). No payments were made under this agreement during the three months ended March 31, 2026 and 2025.

The total commitment related to a corporate sponsorship agreement with Food Allergy Research and Education, Inc. is $5.0 million as of March 31, 2026. Commitments by year are as follows: 2026 ($4.0 million) and 2027 ($1.0 million). During the three months ended March 31, 2026 and 2025, the Company made $1.0 million and $2.0 million in payments under this agreement, respectively.

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

The Company is required to make aggregate milestone payments of up to $20.0 million upon achievement of certain regulatory and commercial milestones. Regulatory milestone payments under the Aegis Agreement are recorded upon completion of the required events, as the triggering events are not considered to be probable until they are achieved. Prior to the FDA approval of neffy in August 2024, the Company made regulatory milestone payments totaling $1.5 million to Aegis, which were recorded as research and development expenses in the consolidated statements of operations.

Since the FDA approval of neffy in August 2024, regulatory and commercial milestone payments have been capitalized as intangible assets in the consolidated balance sheets upon achievement. Amortization expense for capitalized milestone payments has been recognized as cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the estimated life of the intellectual property. In August and September 2024, milestone payments of $2.5 million and $5.0 million were recognized for achieving FDA approval of neffy and the first commercial sale of neffy, respectively. In September 2025, a milestone payment of $2.0 million was recognized for achieving certain annual net product sales of neffy. As of March 31, 2026, the Company’s remaining milestone payment obligation is $9.0 million upon the achievement of certain annual net sales.

The Company also pays royalties based on a mid-single-digit percentage of net product sales on its or its sublicensees’ net sales of the Licensed Products (as defined in the Aegis Agreement) on a product-by-product basis. Royalties are recorded to cost of goods sold in the period the related product revenue is recognized.

In November 2024, OrbiMed Advisors LLC (“OrbiMed”) entered into an agreement with Aegis, to purchase the rights, royalty interests, and related sales milestone payments on net product sales of neffy. The Company will make all future payments under the Aegis Agreement to an affiliate of OrbiMed. As described in Note 13 – Related Party Transactions, a member of the Company’s Board of Directors is a General Partner at OrbiMed.

The Company is responsible for reimbursing Aegis for certain patent costs incurred in connection with prosecuting and maintaining patent rights that are specific to epinephrine or epinephrine products. For the three months ended March 31, 2026, the Company incurred legal patent expenses of less than $0.1 million under the Aegis Agreement. No legal patent expenses were incurred during the three months ended March 31, 2025 under the Aegis Agreement.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following:

	March 31, 2026	December 31, 2025
Common stock options granted and outstanding	20,325,316	16,744,639
Restricted stock units granted and outstanding	—	1,382
Common stock reserved for future awards or option grants	9,461,226	8,085,186
Common stock reserved for future employee stock purchase plan issuances	3,422,563	2,722,563
Warrants to purchase common stock	45,456	45,456
Total	33,254,561	27,599,226

Equity Offerings

In January 2025, the Company filed an automatic shelf registration statement on Form S-3ASR with the Securities and Exchange Commission which became effective upon filing (the “Shelf Registration Statement”). The Shelf Registration Statement allows the Company, from time to time, to offer and sell any combination of shares of the Company’s common stock and preferred stock, various series of debt securities, and/or warrants to purchase any of such securities, either individually or in combination with other securities, in one or more offerings. The Company simultaneously entered into a Controlled Equity OfferingSM sales agreement (the “Equity Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to offer, sell and issue shares of the Company’s common stock from time to time through Cantor acting as sales agent and up to a maximum aggregate offering price of $200.0 million. As of March 31, 2026, no securities have been sold pursuant to the Shelf Registration Statement or Equity Sales Agreement.

12. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expense	$924	$663
Selling, general and administrative expense	6,499	4,635
Total	$7,423	$5,298

During the three months ended March 31, 2026 and 2025, $0.4 million and $0.2 million of stock compensation expense was capitalized into inventory, respectively.

As of March 31, 2026, the total unrecognized stock-based compensation expense related to outstanding employee options was $65.0 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.7 years.

As of March 31, 2026 and December 31, 2025, there were zero and 1,382 restricted stock units outstanding, respectively.

Equity Incentive Plans

In September 2018, ARS Pharma adopted the 2018 Equity Incentive Plan. As a result of the Merger, on November 8, 2022 ARS Pharma assumed Silverback’s 2016 and 2020 Equity Incentive Plans, and Employee Stock Purchase Plan (“ESPP”). There were no shares of common stock purchased under the ESPP during the three months ended March 31, 2026 and 2025.

As of March 31, 2026, 30,701,662 shares were authorized under the 2016 and 2020 Equity Incentive Plans, of which 9,163,881 shares were available for future grant, and 16,401,521 shares were outstanding. As of March 31, 2026, 6,634,333 shares were authorized under the 2018 Equity Incentive Plan, of which 297,345 shares were available for future grant, and 3,923,795 shares were outstanding. The Company does not intend to grant future stock options or other equity awards under the 2016 or 2018 Equity Incentive Plans.

Stock Options

Stock options granted under the Company’s equity incentive plans expire no later than 10 years from the date of grant and generally vest over a one- to four-year period. The Company issues new shares of common stock upon the exercise of stock options.

A summary of the Company’s stock option activity for the three months ended March 31, 2026 is as follows:

			Weighted-
	Shares	Weighted-	Average	Aggregate
	Subject to	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2025	16,744,639	$7.66
Granted	3,695,140	$11.47
Exercised	(7,829)	$7.94
Forfeited	(106,634)	$13.13
Outstanding at March 31, 2026	20,325,316	$8.32	7.5	$35,565
Exercisable at March 31, 2026	11,443,597	$6.61	6.5	$32,164

The exercisable shares subject to options outstanding at March 31, 2026 in the table above include vested and early exercisable awards. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at March 31, 2026. The aggregate intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was less than $0.1 million and $1.3 million, respectively.

The weighted-average grant date fair value per share of option grants for the three months ended March 31, 2026 and 2025 was $8.41 and $8.06, respectively. The total fair value of shares vested during the three months ended March 31, 2026 and 2025 was $6.2 million in each period.

The fair value of stock options granted was estimated using a Black-Scholes option-pricing model (“Black-Scholes”) with the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	6.0 - 6.1	6.0 - 6.1
Expected volatility	84.6% - 85.2%	86.0% – 87.3%
Risk-free interest rate	3.7% - 4.0%	4.0% – 4.4%
Expected dividend yield	0%	0%

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

13. Related-Party Transactions

In September 2015, the Company entered into a consulting agreement, superseded in July 2022, for regulatory and development services with Pacific-Link Regulatory Consulting, Inc., an entity owned by the President/Chief Executive Officer/director and his spouse, the Chief Medical Officer of the Company. The Company incurred consulting expenses related to this agreement totaling $0.7 million for each of the three months ended March 31, 2026 and 2025.

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

As described in Note 10 – In-Licensing and Supply, the Company is required to make milestone payments to an affiliate of OrbiMed upon achievement of certain regulatory and commercial milestones, and royalty payments based on net product sales of neffy. A member of the Company’s Board of Directors is a General Partner at OrbiMed. The Company incurred $1.2 million and $0.5 million in royalty expense payable to an affiliate of OrbiMed during the three months ended March 31, 2026 and 2025, respectively.

14. Segment Information

The Company reports segment information using the management approach and views its operations and manages its business as a single operating segment. The Company’s Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer, allocates resources and evaluates the performance of the operating segment based on historical and projected product sales, segment operating expenses, and consolidated net loss, as reflected in the accompanying condensed consolidated statements of operations and comprehensive loss, which is the segment measure of loss.

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

Segment reporting for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenue	$22,681	$7,973
Less segment operating expenses:
Cost of goods sold	6,286	1,094
Clinical	1,783	1,204
Development	1,726	1,101
Medical affairs	1,214	945
Sales and marketing	55,959	26,757
General and administrative	8,377	8,719
Stock-based compensation	7,423	5,298
Other segment operating expenses	58	32
Other segment (income) expense:
Interest income	(1,968)	(3,237)
Interest expense	2,441	—
Segment net loss	$(60,618)	$(33,940)

The following table summarizes revenue by geographic area based on the customers’ location (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$17,452	$7,763
Denmark	2,777	210
Rest of world	2,452	—
Total revenue	$22,681	$7,973

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and related notes thereto included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), on March 9, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Special Note Regarding Forward-Looking Statements.” As a result of many factors, including those factors set forth under the caption “Item 1A. Risk Factors” of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the various factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a biopharmaceutical company focused on the commercialization and development of neffy (currently identified in the European Union (“EU”) and United Kingdom (“UK”) by the trade name EURneffy and in China by the trade name 优敏速) for needle-free intranasal delivery of epinephrine for emergency treatment of Type I allergic reactions, including anaphylaxis. neffy is the first and only U.S. Food and Drug Administration (“FDA”) and European Commission-approved needle-free epinephrine product, and also has approvals in the UK, Japan, Australia, China, and Canada. It is the first new delivery method for epinephrine in more than 35 years. neffy is a proprietary composition of epinephrine with an innovative absorption enhancer called Intravail, which allows neffy to safely provide intranasal delivery of epinephrine at a low dose within the exposures of approved injectable products across a range of dosing conditions (including repeat dosing and allergen challenge). We believe the market opportunity for neffy in the United States is significant. At the current list price for neffy and our target total gross-to-net yield, the estimated 6.5 million patients currently prescribed an epinephrine autoinjector in the United States represents an initial addressable market opportunity of approximately $3.5 billion in annual net sales, while the remaining 13.5 million diagnosed patients that have not been prescribed an epinephrine product represent an additional addressable market opportunity of approximately $7.0 billion in annual net sales.

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

Our U.S. commercial launch is building momentum, and our launch data shows meaningful physician and patient demand. More than 28,000 healthcare providers have prescribed neffy to date, with approximately half being repeat prescribers. Approximately 120,000 patients are using neffy in the U.S. as of the end of the first quarter of 2026, with about 29,500 added during the first quarter of 2026. With increasing demand, we’re securing broad insurance coverage, which we believe is a critical factor for accelerating adoption in the high patient volume epinephrine market. Currently, we have approximately 90% overall commercial coverage, inclusive of plans that may still require prior authorization, approximately 57% coverage with commercial insurance without prior authorization, and 9 of 50 Medicaid states covering neffy without prior authorization, including Florida. Florida, a bellwether Medicaid state, has added neffy to its unrestricted formulary effective July 1, 2026, with many additional states progressing towards placing neffy on their preferred drug list.

In August 2024, the FDA approved neffy 2 mg for the emergency treatment of Type I allergic reactions, including anaphylaxis, in adults and children who weigh 30 kg or greater, with neffy 1 mg subsequently approved in March 2025 for patients who are four years of age and older who weigh 15 kg to less than 30 kg. In March 2026, the FDA approved updating the neffy 1 mg label to remove the age criteria so all children and adults who weigh 15 kg or more can utilize neffy 1 mg. Our launch strategy for neffy in the United States involves direct outreach to high-volume prescribers of epinephrine accounting for approximately 55% of prescriptions in the last year through an efficient sales force. As of March 31, 2026, our sales force is comprised of approximately 106 ARS Pharma employees, who serve as sales reps, key account managers, area sales managers, and national sales directors, as well as 10 virtual sales reps, and approximately 80 sales reps via our co-promotion partner, ALK U.S., who began field operations in June 2025 and will target over 10,000 specified pediatricians and other prescribers in the U.S. We completed our sales force expansion in early May 2026, expanding our internal sales force to 148 ARS Pharma employees.

Our launch strategy is also supported by: active participation since November 2024 of approximately 3,400 healthcare professionals in our neffy experience program that allows healthcare professionals to use neffy firsthand as rescue therapy for anaphylaxis during in-clinic allergen challenge as well as for the ongoing collection of real-world evidence that supports neffy’s clinical equivalence to injection; extensive non-personal promotion including medical education programs in collaboration with allergist societies, speaker bureaus, peer-to-peer programs and participation in regional and national medical conferences; engagement and contracting with payors to obtain timely coverage with favorable gross-to-net discounting, including CVS Caremark, where the approval process is actively ongoing for addition of neffy to CVS’ commercial formularies without prior authorization; our artificial intelligence solution to support healthcare providers by automating the checking and writing of prior authorizations; our neffyconnect program that provides support to physicians and patients including our $25 co-pay savings card, $199 cash price available through all channels including retail via a denial-conversion system, and patient assistance programs; our neffyinSchools programs, where more than 10,000 schools to date have opted into receiving two cartons of neffy at no cost with accompanying school nurse education about neffy; partnerships with patient advocacy organizations including disease awareness campaigns; and multi-channel branded direct to consumer advertising including connected television, point of care, endemic and programmatic display, social media, and paid search, as well as linear television advertising. To reduce the time burden of an in-person healthcare provider visit, we also launched a new commercial initiative in November 2025 called “Get neffy on Us” that offers patients a free visit on our virtual prescriber website, getneffy.com, along with a $0 co-pay for eligible patients with commercial insurance. We also initiated a U.S. post-marketing registry-based study for neffy for the treatment of anaphylaxis in oral food challenge or allergen immunotherapy clinics in the second quarter of 2025, which is ongoing.

In August 2024, the EC granted marketing authorization in the EU for EURneffy 2 mg (the trade name for neffy 2 mg in the EU and UK), for the emergency treatment of allergic reactions, including anaphylaxis, in adults and children who are four years of age and older who weigh 30 kg or greater. In March 2026, the EMA granted marketing authorization in the EU for EURneffy 1 mg for children who are four years of age and older who weigh 15 kg to less than 30 kg. Through our collaboration with ALK, EURneffy 2 mg was launched in Europe, beginning with Germany in June 2025, followed by the UK in October 2025. We received approval of neffy 2 mg and 1 mg in Japan in September 2025, and neffy was launched in February 2026 by our collaboration partner, Alfresa. We also received approval of neffy 2 mg and 1 mg in Australia in December 2025, and neffy was launched in February 2026 by our collaboration partner, Seqirus. In December 2025, we received approval in China of 优敏速 (the trade name for neffy 2 mg in China), with commercial launch by our collaboration partner, Pediatrix, expected to start in the first half of 2026. In April 2026, we received approval in Canada of neffy 2 mg, with commercial launch by our collaboration partner, ALK, expected later in 2026. neffy has already been approved or is under regulatory review in countries representing approximately 98% of the current global epinephrine autoinjector sales market.

Real-world data supports that neffy delivers similar response rates as injections for the emergency treatment of Type I allergic reactions. In September 2025, we reported survey results of anaphylaxis treatment outcomes in the neffy experience program, which provides 1 mg and 2 mg doses of neffy to allergists for in-office use if patients experience an anaphylactic event during oral food challenges or allergen immunotherapy. These results showed that approximately 90% of patients experiencing anaphylaxis symptoms were effectively treated with a single dose of neffy, which is consistent with that historically reported for epinephrine injection. The results were presented as an oral presentation at the American College of Allergy, Asthma and Immunology (“ACAAI”) meeting in early November 2025 and was also published in the Annals of Allergy, Asthma and Immunology, the official peer-reviewed journal of the ACAAI, in December 2025. In addition, more than 200 successful uses of neffy to treat anaphylaxis episodes in school have been reported to date by nurses through our neffyinSchools program.

We reported positive topline results demonstrating statistically significant and clinically meaningful improvements in treatment-refractory chronic urticaria patients at the American Academy of Allergy and Immunology medical conference in February 2024. In the second quarter of 2025, we initiated a Phase 2b randomized, placebo-controlled outpatient clinical trial involving chronic spontaneous urticaria patients, on chronic treatment regimens, who still experience flares or exacerbations. The interim analysis population is fully enrolled as of May 2026, and interim data from this clinical trial is anticipated in the fourth quarter of 2026, followed by the potential initiation of a single Phase 3 pivotal efficacy study in mid-2027.

Since our inception in 2015 as ARS Pharmaceuticals, Inc., we have devoted substantially all of our efforts to developing intellectual property, conducting product development and clinical trials, organizing and staffing, business planning, raising capital, building infrastructure, pre-commercial and commercial activities, and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from the merger with Silverback Therapeutics, Inc. (“Silverback”) in November 2022 (the “Merger”), private placement of convertible preferred stock, issuance of common stock, licensing, supply and distribution arrangements with our commercialization partners, debt, and net product sales. As of March 31, 2026, we had cash, cash equivalents, and short-term investments of $201.0 million.

We have incurred net losses in most years since our inception. Net loss for the three months ended March 31, 2026 and 2025 was $60.6 million and $33.9 million, respectively. As of March 31, 2026, we had an accumulated deficit of $355.2 million. Until we consistently generate positive net income, if ever, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other development activities, the cost for regulatory filings, expenses for commercial activities to establish, maintain and enhance sales, marketing and distribution capabilities for neffy, the timing and volume of our product sales, and our ability to earn potential royalties and regulatory and commercial milestones under our license and collaboration arrangements.

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

As of March 31, 2026, we had $5.3 million in zero-cost inventory components remaining, and no zero-cost inventory components were determined to be obsolete. Based on our current forecast, we expect zero-cost inventory components to be substantially consumed in commercial production by the second half of 2026. The time over which the zero-cost inventory components are included in cost of goods sold will depend on several factors, but primarily the timing of future neffy sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of marketing-related expenses and salaries, benefits, stock-based compensation for personnel in executive, finance, business development, sales and marketing, and other corporate administrative functions. Selling, general and administrative expenses also include legal fees incurred relating to corporate and patent matters, professional fees incurred for accounting, auditing, tax and administrative consulting services, and insurance costs.

Selling, general and administrative expenses have increased due to the establishment of our sales force, the development and commencement of our marketing campaigns and initiatives, the co-promotion agreement between us and ALK-Abelló, Inc., which was entered into in May 2025 and subsequently amended in October 2025 and March 2026 (the “ALK Co-Promotion Agreement”), the hiring of additional sales and marketing personnel to support full commercialization activities, and the addition of infrastructure and programs to support commercialization activities. We expect to continue to incur audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, board of director fees, investor relations costs associated with operating as a public company, patent costs and defense, and general and administrative personnel.

Other Income, net

Other income, net consists primarily of interest income from our cash, cash equivalents, and short-term investments, interest expense on our outstanding debt, and net amortization and accretion associated with our short-term investments.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,		Dollar	%
	2026	2025	Change	Change
Revenue:
Product revenue, net	$17,452	$7,763	$9,689	125%
Revenue under collaboration agreements	2,489	210	2,279	*
Revenue under supply agreements	2,740	—	2,740	100%
Total revenue	22,681	7,973	14,708	184%
Operating expenses:
Cost of goods sold	6,286	1,094	5,192	*
Research and development(1)	4,336	2,952	1,384	47%
Selling, general and administrative(1)	72,204	41,104	31,100	76%
Total operating expenses	82,826	45,150	37,676	83%
Loss from operations	(60,145)	(37,177)	(22,968)	62%
Other income (expense), net:
Interest income	1,968	3,237	(1,269)	(39%)
Interest expense	(2,441)	—	(2,441)	100%
Total other (expense) income, net	(473)	3,237	(3,710)	(115%)
Net loss	$(60,618)	$(33,940)	$(26,678)	79%

_____________

* Not meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$924	$663
Selling, general and administrative	6,499	4,635
Total	$7,423	$5,298

Revenues. Revenue for the three months ended March 31, 2026 was $22.7 million, as compared to $8.0 million for the three months ended March 31, 2025. Revenue for the three months ended March 31, 2026 includes $17.5 million in net product revenues for sales of neffy in the United States, $2.5 million in revenue for the achievement of the regulatory milestone and performance of development and regulatory services under the collaboration, license and distribution agreement we entered into with ALK-Abelló A/S in November 2024 (the “ALK Collaboration Agreement”), and $2.7 million in revenue under supply agreements with partners. Revenue for the three months ended March 31, 2025 includes $7.8 million in net product revenues for sales of neffy and $0.2 million in revenue for the performance of development and regulatory services under the ALK Collaboration Agreement.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2026 was $6.3 million, as compared to $1.1 million for the three months ended March 31, 2025. The increase of $5.2 million was primarily driven by direct and indirect product costs incurred in connection with U.S. product sales and the commercial launches of neffy in the U.K., EU, Japan, and Australia following regulatory approval in each market. Our global expansion also resulted in a corresponding increase in royalty expense on worldwide net product revenue.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2026 was $4.3 million, as compared to $3.0 million for the three months ended March 31, 2025. The increase of $1.4 million was primarily due to increases in product-development related expense of $0.5 million, personnel-related expenses, including stock-based compensation expense, of $0.5 million, and other research and development expenses of $0.4 million.

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Clinical and regulatory	$2,198	$1,586
Manufacturing and non-clinical development	2,138	1,366
Total	$4,336	$2,952

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2026 was $72.2 million, as compared to $41.1 million for the three months ended March 31, 2025. The increase of $31.1 million was primarily due to increases in marketing-related expenses of $26.4 million, stock-based compensation expense of $1.9 million, legal fees of $0.9 million, outside services of $0.9 million, conference and seminar expense of $0.6 million, and other general operating costs of $0.4 million.

Other (Expense) Income, Net. Other expense, net for the three months ended March 31, 2026 was $0.5 million, as compared to other income, net of $3.2 million for the three months ended March 31, 2025. The change of $3.7 million was primarily due to interest expense related to our Credit Agreement of $2.4 million and decreases in net accretion of discounts on short-term investments of $1.1 million and interest income of $0.2 million from our cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the Merger with Silverback, private placement of convertible preferred stock, issuance of common stock, licensing, supply and distribution arrangements with our commercialization partners, debt, and net product sales. As of March 31, 2026, we had cash, cash equivalents, and short-term investments of $201.0 million.

Cash flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash and cash equivalents used in operating activities	$(44,946)	$(40,742)
Net cash and cash equivalents provided by investing activities	27,791	29,064
Net cash and cash equivalents provided by financing activities	159	725
Net decrease in cash and cash equivalents	$(16,996)	$(10,953)

Operating Activities

During the three months ended March 31, 2026, net cash used in operating activities was $44.9 million. This consisted primarily of a net loss of $60.6 million, an increase in our operating assets and operating liabilities of $1.7 million and $10.3 million, respectively, and non-cash charges of $7.1 million. The increase in our operating assets was primarily attributable to increases in accounts receivable of $0.8 million and prepaid expenses and other assets of $0.5 million. The increase in our operating liabilities was primarily attributable to an increase in accounts payable and accrued expenses of $10.3 million. The non-cash charges consisted primarily of non-cash stock-based compensation of $7.4 million, partially offset by $1.0 million in net accretion of discounts on short-term investments.

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

Investing Activities

During the three months ended March 31, 2026, cash and cash equivalents provided by investing activities was $27.8 million. This consisted primarily of maturities of short-term investments of $42.5 million, partially offset by purchases of short-term investments of $14.7 million. During the three months ended March 31, 2025, cash and cash equivalents provided by investing activities was $29.1 million. This consisted of maturities of short-term investments of $63.5 million, partially offset by purchases of short-term investments of $34.3 million and purchases of property and equipment of $0.1 million.

Financing Activities

During the three months ended March 31, 2026, the $0.2 million of cash and cash equivalents provided by financing activities was attributable to proceeds from stock option exercises and proceeds from royalties earned under license agreements. During the three months ended March 31, 2025, the $0.7 million of cash and cash equivalents provided by financing activities was attributable to proceeds from stock option exercises.

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

Future Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents, short-term investments, revenues from product sales, and cash proceeds from collaboration and out-licensing agreements will be sufficient to meet our anticipated cash requirements until we achieve cash-flow break-even. In particular, we expect these resources will allow us to fund commercial manufacturing and sales and marketing activities, general operating activities and working capital requirements, and proof of concept clinical trials of neffy for additional indications. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Future Contractual Cash Obligations

The remaining unconditional purchase obligations related to the supply of raw materials totaled $55.3 million as of March 31, 2026. Our remaining obligations by year are as follows: 2026 ($9.1 million), 2027 ($11.8 million), 2028 ($13.8 million), and $2.9 million per year thereafter through 2035.

Under the ALK Co-Promotion Agreement, the remaining obligation totaled $28.3 million as of March 31, 2026. Our remaining obligations by year are as follows: 2026 ($4.4 million), 2027 ($14.6 million), 2028 ($5.8 million), and 2029 ($3.6 million). In addition to the base fee, ALK U.S will be eligible to receive performance-based payments from us. Future performance-based payment amounts are indeterminate since they depend on future revenues, which are uncertain.

In August 2024, we entered into a corporate sponsorship agreement with Food Allergy Research and Education, Inc., which was subsequently amended in May 2025. Our remaining obligations under this agreement totaled $5.0 million as of March 31, 2026. Our remaining obligations by year are as follows: 2026 ($4.0 million) and 2027 ($1.0 million).

Under the Credit Agreement, the outstanding principal of $100.0 million as of March 31, 2026 is due upon maturity on September 29, 2030. Estimated interest payments are calculated based on the outstanding principal, the applicable interest rate and expected timing of scheduled payments as of March 31, 2026. As of March 31, 2026, based on the interest rate in effect at such date, estimated remaining interest payments are $41.9 million, and our estimated remaining interest payments by year are as follows: 2026 ($7.0 million), 2027 ($9.3 million), 2028 ($9.3 million), 2029 ($9.3 million), and 2030 ($6.9 million).

Under the Aegis Agreement, remaining payment obligations to OrbiMed are contingent upon our achievement of certain commercial milestones and totaled $9.0 million as of March 31, 2026. We are also required to make royalty payments to OrbiMed based on a mid-single-digit percentage of net product sales. Future royalty payment amounts are indeterminate since they depend on future revenues, which are uncertain.

In February 2023, we entered into a termination agreement (the “Recordati Termination Agreement”) with Recordati Ireland, Ltd. (“Recordati”) to reacquire the rights to neffy in Europe and certain European Free Trade Association, Russia/the Commonwealth of Independent States, Middle East and African countries (the “Recordati Territory”). Under the Recordati Termination Agreement, we are required to make royalty payments to Recordati of up to €5.0 million in the aggregate from sales of neffy in the Recordati Territory, of which up to €4.6 million (approximately $5.2 million in U.S. dollars) remain outstanding as of March 31, 2026. Future royalty payment amounts are indeterminate since they depend on future revenues, which are uncertain.

We enter into contracts in the normal course of business with third-party contract organizations and vendors for clinical studies, manufacturing and other services and products. These contracts generally provide for termination after a notice period.

As of March 31, 2026, we have not recognized any reserves related to uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.

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

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies or estimates. Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 9, 2026 and Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about recent accounting pronouncements, the timing of their adoption, and our assessment, if any, of their potential impact on our financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We maintain a low-risk, short-term investment portfolio consisting solely of U.S. Treasury securities and hold highly liquid cash equivalents in money market mutual funds, which are subject to interest rate risk. Due to the short-term nature of our holdings, changes in market interest rates are not expected to have a material impact on their fair value, although they may affect the amount of interest income earned. A hypothetical 100 basis point change in interest rates would not have a material impact on our condensed consolidated statement of operations.

Our Term Loans bear interest based on an applicable margin and the greater of (i) the three-month forward-looking term SOFR or (ii) 3.00%. Because the SOFR is variable, interest expense may fluctuate with changes in market rates. A hypothetical 100 basis point change in SOFR would not have a material impact on our condensed consolidated statement of operations. We do not currently use derivative instruments to manage exposure to interest rate fluctuations.

Foreign Exchange Rate Risk

Our operations are primarily denominated in U.S. dollars, including revenue earned under our collaboration and supply agreements. We transact with a limited number of vendors in foreign currencies that may result in foreign currency transaction gains or losses. As of March 31, 2026, we have not incurred material foreign currency transaction gains or losses, and we do not currently use derivative instruments to manage exposure to foreign exchange risk. A hypothetical 10.0% change in foreign exchange rates would not have a material impact on our condensed consolidated statement of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. See Note 9 – Commitments and Contingencies to the unaudited condensed consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Part II, Item 1, for any required disclosure.

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on March 9, 2026.

Risks Related to Our Business

We are highly dependent on the successful commercialization of neffy. To the extent neffy and EURneffy are not commercially successful, our business, financial condition and results of operations would be materially adversely affected, and the price of our common stock would likely decline.*

neffy is our only product that has been approved for sale. Currently, neffy has been approved for the emergency treatment of allergic reactions (anaphylaxis) in the United States, EU, United Kingdom, Japan and Australia (in the case of neffy 2 mg and 1 mg), and China and Canada (in the case of neffy 2 mg). We are focusing a significant portion of our activities and resources on neffy, and we believe our near-term revenues are highly dependent on, and a meaningful portion of the value of our company relates to, our ability to successfully commercialize neffy in the United States and abroad through our collaboration partners. Successful commercialization of neffy is subject to many risks. Prior to neffy, we have not, as an organization, commercialized any product, and there is no guarantee that we will be able to do so successfully with neffy. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. The commercial success of neffy depends on the extent to which patients and physicians accept and adopt neffy as a treatment of Type I allergic reactions, including anaphylaxis, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the population of patients who may suffer a Type I allergic reaction is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to use neffy for any reason, the commercial potential of neffy will be limited. It is too soon to tell how physicians, patients and payors will respond to the pricing of neffy. Physicians may not prescribe neffy and patients may be unwilling to use neffy if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for neffy in post-approval trials or potential additional indications, including urticaria, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of neffy. Thus, significant uncertainty remains regarding the commercial potential of neffy. If the commercialization of neffy is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

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

We have entered into the ALK Co-Promotion Agreement with ALK U.S. for the co-promotion of neffy to over 10,000 specified pediatricians and other prescribers in the U.S. The commercial success of neffy in the United States, will be influenced in part by the efforts and allocation of resources by ALK U.S. Currently, ALK U.S. has limited experience promoting neffy, and while we will continue to work with ALK U.S. to optimize their commercialization activities, we cannot guarantee that such efforts will be successful. We also depend on ALK U.S. to comply with all applicable laws relative to the promotion of neffy. Because we do not control the individual efforts of ALK U.S., they may take actions or fail to take actions in a manner that is inconsistent with our interests. As a result, we may not realize the full potential benefits from the ALK Co-Promotion Agreement, and such actions or inactions could result in more limited or reduced sales, reputational harm, or regulatory or other adverse legal implications, any of which could adversely affect our business and results of operations.

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

If the FDA, the European Commission or other comparable foreign regulatory authorities approve generic versions of neffy or our current or future intranasal epinephrine technology product candidates that receives regulatory approval, or such authorities do not grant our products appropriate periods of non-patent exclusivity before approving generic versions of such products, the sales of such products could be adversely affected.*

In the United States, once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. The FDA may not finally approve an ANDA for a generic product or a Section 505(b)(2) NDA of a competitor until any applicable period of non-patent exclusivity and patent exclusivity for the reference listed drug in the Orange Book has expired. We have not received U.S. non-patent marketing exclusivity for neffy, which was approved by the FDA under the 505(b)(2) regulatory pathway. We have 8 patents with claims covering neffy listed in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of neffy or an NDA submitted under the 505(b)(2) regulatory pathway referencing neffy must make one of the following certifications to the FDA concerning the patents listed in the Orange Book for neffy: (a) the patents that are listed have expired; (b) the date on which such patents will expire; or (c) such patents are invalid or will not be infringed upon by the manufacture, use or sale of the generic equivalent version of neffy or the drug product submitted under the 505(b)(2) regulatory pathway referencing neffy. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to us for each patent to which the ANDA or 505(b)(2) application refers. Following receipt of a paragraph IV notice, we may bring a lawsuit for patent infringement against the paragraph IV filer, and we may be entitled to a statutory 30-month stay of approval of the proposed product of the paragraph IV filer. We received paragraph IV certification notice letters from Lupin in August 2025 and February 2026, providing notification to us that Lupin submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of neffy 2 mg and 1 mg, respectively. In August 2025 and in February 2026, we separately filed lawsuits against Lupin in the United States District Court for the District of New Jersey, alleging infringement of certain of our patents and seeking a permanent injunction preventing market entry of a generic product from Lupin prior to the expiry of such patents. We also received a paragraph IV certification notice letter from Cipla in March 2026, providing notification to us that Cipla submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of neffy 1 mg and 2 mg. In April 2026, we filed a lawsuit against Cipla in the United States District Court for the District of New Jersey, alleging infringement of certain of our patents and seeking a permanent injunction preventing market entry of a generic product from Cipla prior to the expiry of such patents. See Note 9 – Commitments and Contingencies to the consolidated financial statements in this Form 10-Q for additional discussion. There is no guarantee that we will be successful in our lawsuits against Lupin and Cipla. Patent litigation is expensive and time consuming, requires significant resources, may absorb significant time of our management and has an unpredictable outcome. If we are unsuccessful in the lawsuit or if a generic competitor is found not to infringe our patents, the resulting generic competition will likely negatively affect our business, financial condition and results of operations.

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

Obtaining regulatory approval of neffy or our current or future intranasal epinephrine technology product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval in other jurisdictions.*

Even though we have obtained regulatory approval of neffy in the United States, the EU, and other foreign jurisdictions, including but not limited to the United Kingdom, China, Japan, Australia, and Canada, there is no guarantee that we will be able to maintain these regulatory approvals or obtain or maintain regulatory approval in any other jurisdiction. A failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even though the FDA and European Commission have granted marketing approval of neffy, comparable regulatory authorities in other foreign jurisdictions must also approve the manufacturing, marketing and promotion of neffy before it can be marketed in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States or the EU including additional nonclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States including certain jurisdictions in the EU, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

We may not be successful in our efforts to expand our pipeline by identifying additional indications for which to investigate intranasal epinephrine technology in the future or by developing or acquiring new products or product candidates. We may expend our limited resources to pursue a particular indication or formulation for our intranasal epinephrine technology and fail to capitalize on product candidates, indications or formulations that may be more profitable or for which there is a greater likelihood of success.*

Although neffy is approved for the emergency treatment of allergic reactions (anaphylaxis) in the United States, EU, United Kingdom, Japan and Australia (in the case of neffy 2 mg and 1 mg), and China and Canada (in the case of neffy 2 mg), as part of our longer-term growth strategy, we are evaluating and plan to continue to evaluate our intranasal epinephrine technology, including neffy, for use in other potential indications. We may evaluate opportunities to in-license or acquire other development programs, product candidates, as well as commercial products, including for the treatment of other indications like Type I allergic reactions. Other than our intranasal epinephrine technology, we do not currently have any other programs in development. Our development of our intranasal epinephrine technology for other indications remains at an early clinical development stage and will require significant further investment and regulatory approvals prior to commercialization in such indications. Because we have limited financial and managerial resources, we are focused on specific indications for our intranasal epinephrine technology. As a result, we may fail to generate additional clinical development opportunities for our intranasal epinephrine technology for a number of reasons, including, that our intranasal epinephrine technology may in certain indications, on further study, be shown to have harmful side effects, limited to no efficacy or other characteristics that suggest it is unlikely to receive marketing approval and achieve market acceptance in such additional indications. In addition, we may forgo or delay pursuit of opportunities with other indications that could have had greater commercial potential or likelihood of success. We may not be able to develop our intranasal epinephrine technology for any additional indications based on resource allocation decisions and other reasons. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for specific indications may not yield any commercially viable products.

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

If we are found to have improperly promoted uses of our products in the U.S., we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug and device products. In particular, a product may not be promoted in a manner that results in the company making false or misleading claims. If the FDA determines that our or our partners’ public disclosures, promotional materials or training constitutes promotion of false or misleading claims, it could request modifications to disclosure policies, training or promotional materials or subject us or our partners to regulatory or enforcement actions, including the issuance of an untitled letter, a Warning Letter, injunction, seizure, civil fine or criminal penalties and a requirement for corrective advertising, including “Dear Doctor” letters. On September 9, 2025 and January 23, 2026, we received untitled letters from the Department of Health & Human Services regarding our television (“TV”) advertisements. The letters raised concerns from the FDA that our advertisements made false or misleading claims, including with respect to suggesting the avoidance of injectable treatments for emergency treatment of allergic reactions and reducing needle-fear concerns. We have since withdrawn the cited TV advertisements and are working directly with the FDA to address its concerns. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our or our partners’ promotional or training materials to constitute promotion of false or misleading claims which could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, increased losses and diminished profits and the curtailment or restructuring of operations, any of which could adversely affect our or our partners’ ability to operate and, thus, adversely impact our business and our financial results. The FDA or other enforcement authorities could also request that we enter into a consent decree or a corporate integrity agreement or seek a permanent injunction against us under which specified promotional conduct is monitored, changed, or curtailed. If we cannot successfully manage the promotion of our product in the U.S., we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

We have incurred significant losses since our inception.*

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have one product approved for commercial sale and remain in the early stages of our commercialization efforts, and we will continue to incur significant expenses related to our commercialization activities, clinical development and ongoing operations. As a result, we have incurred significant losses in most periods since our inception. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, pre-commercialization activities, the commercial launch of neffy and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss for the three months ended March 31, 2026 was $60.6 million. As of March 31, 2026, we had an accumulated deficit of $355.2 million. We expect to continue to incur significant losses for the foreseeable future.

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

Our Credit Agreement contains conditions and restrictions that limit our flexibility in drawing on the additional funds thereunder and in operating our business. We may be required to repay our outstanding indebtedness under the Credit Agreement earlier than we expect and possibly at a time when we do not have sufficient capital to meet such obligations if an event of default occurs (including a material adverse change affecting our business), which could have a material adverse effect on our financial condition and results of operations.*

As of March 31, 2026, we had an outstanding principal balance under our Credit Agreement of $100.0 million. We may also draw, at our election, up to an additional (i) $25.0 million under the Term B Loan during the period commencing on the six-month anniversary of the Closing Date and ending no later than the one-year anniversary of the Closing Date, (ii) $25.0 million under the Term C Loan will be made available at our election during the period commencing on and including the Closing Date and ending no later than the two-year anniversary of the Closing Date, subject to the satisfaction of a certain revenue requirement under the Credit Agreement, and (iii) $100.0 million under the Term D Loan, subject to the consent of the Lenders. If we are unable to achieve the revenue requirement by the applicable date, we would be unable to borrow additional funds under the Term C Loan under the Credit Agreement, which could negatively impact our ability to fund our operations.

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

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was signed into law. The ACA was intended, among other things, to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Since its enactment, there have been amendments and judicial, executive and Congressional challenges to certain aspects of the ACA. For example, on July 4, 2025, the OBBBA was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is unclear how any such challenges, and the healthcare reform measures of the current administration will impact the ACA and our business.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored-Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example: (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing “Most-Favored-Nation” pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. If implemented, a “Most-Favored-Nation” pricing policy that is determined to apply to us and neffy based on a reference to the lowest ex-U.S. list price for our intranasal epinephrine product could significantly reduce the U.S. list price for neffy and likewise reduce our annual market opportunity for neffy in the United States. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass healthcare related legislation that could, among others, impact the drug approval process, modify the Medicare Drug Price Negotiation Program, expand orphan drug exclusions, and reduce Medicaid enrollment and funding.

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

Our relationships with customers, health care professionals and third-party payors may be subject to applicable healthcare laws, which could expose us to penalties, including administrative, civil or criminal penalties, damages, fines, imprisonment, exclusion from participation in federal healthcare programs such as Medicare and Medicaid, reputational harm, the curtailment or restructuring of our operations and diminished future profits and earnings.*

Healthcare professionals and third-party payors play a primary role in the recommendation and prescription of products for which receive marketing approval, including neffy, and will play a similar role for any product candidates for which we obtain marketing approval in the future. Our current and future arrangements with customers, healthcare professionals and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research, market, sell and distribute neffy or our current or future intranasal epinephrine technology product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following, among others:

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
•
the HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” and their covered subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•
federal price reporting laws require manufactures to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products;
•
federal and state consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state and foreign laws and regulations of each of the laws described above, such as anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require certain regulatory licenses to manufacture or distribute products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction; laws that require biotechnology companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and laws that require biotechnology companies to report information on the pricing of certain drug products. For example, in the EU, interactions between pharmaceutical companies and healthcare professionals and healthcare organizations are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and in the individual EU Member States.

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

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.*

Patents are of national or regional effect. Although as of March 31, 2026 we own, co-own or exclusively license eight issued U.S. patents, granted patents in each of Australia, Canada, China, the Eurasian Patent Organization, Hong Kong, Israel, Japan, Mexico, Singapore, South Korea, and over thirty member states of the European Patent Organization, including the United Kingdom, directed to neffy and its uses, among other things, four pending U.S. patent applications, one pending international patent application and fifteen pending foreign patent applications directed to neffy and its uses, among other things, and a pending U.S. provisional patent application directed to intranasal epinephrine formulations and methods of their use, among other things, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. Increased patent-related fees from the USPTO and patent offices in foreign countries may significantly increase our operating costs and limit our ability to protect our intellectual property. These increased costs may require us to be more selective in the inventions we choose to patent or the jurisdictions in which we seek protection. If we are unable to adequately fund our patent prosecution and maintenance, or if the costs of defending our patents against third-party challenges become prohibitive, our competitive position could be weakened. Furthermore, these fee structures may incentivize our competitors to adopt more aggressive litigation strategies, potentially increasing our legal expenses and the risk of being unable to exclude others from using our proprietary technology. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These competitor products may compete with our product, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

There is a substantial amount of intellectual property litigation in the pharmaceutical industry, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to neffy or our current or future intranasal epinephrine technology product candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The pharmaceutical industry has produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that neffy or our current or future intranasal epinephrine technology product candidates, or of use either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity of third-party patents may be difficult and uncertain. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. For example, recent shifts in USPTO policy and increased discretionary denials may restrict our ability to challenge third-party patents, potentially increasing our litigation costs and risk of infringement liability. Our ability to use inter partes review (IPR) and other post-grant proceedings to challenge the validity of third-party patents is subject to evolving procedural rules and increased administrative discretion. If we are unable to use the Patent Trial and Appeal Board to invalidate questionable patents, we may face increased litigation expenses in slower and more costly district court venues. These policy shifts could result in our inability to invalidate patents asserted against us by third parties, our infringement liability, our increased legal expenses, the need to pay significant licensing fees by us, being enjoined from selling certain our products and could adversely affect our product development timelines, market share, and overall financial condition. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in defending our rights in these proceedings, which could have a material adverse effect on our business and operations. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

Also, there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our current and future products and product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our current or future products or product candidates may infringe.

In addition, third parties may obtain patent rights in the future and claim that use of our technologies infringes upon their rights. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product or product candidates, any molecules formed during the manufacturing process, methods of treating certain diseases or conditions that we are pursuing with our product or product candidates, our formulations including combination therapies, or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product or product candidate unless we obtained a license under the applicable patents, or until such patents expire. Such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

neffy or our current or future intranasal epinephrine technology product candidates may face competition from generic intranasal epinephrine products sooner than expected, and our patents may be challenged.*

Our success will depend in part on our ability to obtain and/or maintain patent protection for neffy and our current or future intranasal epinephrine technology product candidates and related technologies and to prevent third parties from infringing upon our proprietary rights. We must also operate without infringing upon patents and proprietary rights of others, including by obtaining appropriate licenses to patents or other proprietary rights held by third parties, if necessary. Moreover, the patent applications we have filed or may file in the future may never yield patents that protect our inventions and intellectual property assets. Failure to obtain additional patent coverage and/or maintain existing patent protection for our formulations, methods of treatment, and/or technologies would limit our protection against generic drug manufacturers, pharmaceutical companies and other parties who may seek to copy our products, produce substantially similar products or use technologies substantially similar to those we own, co-own, or exclusively license.

We have not received U.S. non-patent marketing exclusivity for neffy, which was approved by the FDA under the 505(b)(2) regulatory pathway. Without non-patent marketing exclusivity for neffy, we may face competition by third parties seeking to market generic versions of neffy. Upon approval of neffy by the FDA, we listed 7 patents with claims covering neffy in the Orange Book. An eighth patent with claims covering neffy was subsequently listed in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of neffy or an NDA submitted under the 505(b)(2) regulatory pathway referencing neffy must make one of the following certifications to the FDA concerning the patents listed in the Orange Book for neffy: (a) the patents that are listed have expired; (b) the date on which such patents will expire; or (c) such patents are invalid or will not be infringed upon by the manufacture, use or sale of the generic equivalent version of neffy or the drug product submitted under the 505(b)(2) regulatory pathway referencing neffy. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to us for each patent to which the ANDA or 505(b)(2) application refers. Following receipt of a paragraph IV notice, we may bring a lawsuit for patent infringement against the paragraph IV filer, and we may be entitled to a statutory 30-month stay of approval of the proposed product of the paragraph IV filer. We received paragraph IV certification notice letters from Lupin in August 2025 and February 2026, providing notification to us that Lupin submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of neffy 2 mg and 1 mg, respectively. In August 2025 and in February 2026, we separately filed lawsuits against Lupin in the United States District Court for the District of New Jersey, alleging infringement of certain of our patents and seeking a permanent injunction preventing market entry of a generic product from Lupin prior to the expiry of such patents. We also received a paragraph IV certification notice letter from Cipla in March 2026, providing notification to us that Cipla submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of neffy 1 mg and 2 mg. In April 2026, we filed a lawsuit against Cipla in the United States District Court for the District of New Jersey, alleging infringement of certain of our patents and seeking a permanent injunction preventing market entry of a generic product from Cipla prior to the expiry of such patents. See Note 9 – Commitments and Contingencies to the consolidated financial statements in this Form 10-Q for additional discussion. There is no guarantee that we will be successful in our lawsuits against Lupin and Cipla. Patent litigation is expensive and time consuming, requires significant resources, may absorb significant time of our management and has an unpredictable outcome. If we are unsuccessful in the lawsuit or if a generic competitor is found not to infringe our patents, the resulting generic competition will likely negatively affect our business, financial condition and results of operations. In general, although we expect to vigorously defend our patents from infringement by third parties, there can be no assurances that we will be successful with respect to such defense or any other legal proceedings which may arise in the ordinary course of our business. Such a failure may have a material impact on our business, our results of operations, and our financial condition in the future.

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

We may encounter difficulties in managing our growth, which could disrupt our operations.*

We expanded our organization following FDA approval of neffy in August 2024. Specifically, we increased our sales force and made additional hires in the areas of general and administrative, medical, commercial, sales and marketing, and operations. As a result, our headcount has increased from 23 full-time employees and 5 part-time employees as of July 31, 2024 to 154 full-time employees and 5 part-time employees as of March 31, 2026. We may need to further expand our headcount in the future to support our growth strategy. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of our attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such recent and anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If we are unable to effectively manage our recent and expected growth, our ability to generate revenues or achieve future profitability could be reduced and we may not be able to implement our business strategy, including the successful commercialization of neffy.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on December 8, 2020).
10.1*‡	Second Amendment, dated March 5, 2026, to Co-Promotion Agreement, dated May 2, 2025 and first amended October 23, 2025, by and between ARS Pharmaceuticals, Inc. and ALK-Abelló Inc.
10.2*‡	First Amendment, dated March 11, 2026, to Supply Agreement, dated November 9, 2024, by and between ARS Pharmaceuticals, Inc. and ALK-Abelló A/S.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

ARS PHARMACEUTICALS, INC.

Date: May 15, 2026	By:	/s/ Richard Lowenthal
Richard Lowenthal, M.S., MSEL
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Kathleen D. Scott
Kathleen D. Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)