Form 10-Q
period 2026-06-30
ARS Pharmaceuticals, Inc.
filed 2026-08-13
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, there were 99,447,343 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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
•
our expectation that additional states will place neffy on their preferred drug lists;
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
•
the size of the markets (including annual sales opportunities) for our current and future product candidates, as well as for neffy for its currently approved indications and geographic markets, the projected growth thereof, and our collaboration and marketing partners’ ability to capture and grow those markets;
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
•
our expectations regarding the timing of, and our ability to achieve, cash-flow break-even;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARS Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,163	$41,317
Short-term investments	135,682	203,669
Accounts receivable, net	46,839	25,347
Inventories	11,689	8,369
Prepaid expenses and other current assets	9,137	6,194
Total current assets	211,510	284,896
Inventories, noncurrent	19,045	23,053
Property, plant and equipment, net	2,085	2,465
Intangible assets, net	13,900	14,452
Other assets	2,955	2,786
Total assets	$249,495	$327,652
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (including related party amounts of $2,178 and $1,624, respectively)	$59,732	$37,948
Contract liability, current	535	609
Other current liabilities	596	588
Total current liabilities	60,863	39,145
Term loans, net (including related party amounts of $4,834 and $4,819, respectively)	96,676	96,374
Financing liability	74,927	72,140
Contract liability, net of current portion	1,115	1,130
Other accrued liabilities	3,402	4,605
Total liabilities	236,983	213,394
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at June 30, 2026 and December 31, 2025; 99,437,865 and 99,290,926 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	10	10
Additional paid-in capital	430,202	408,726
Accumulated other comprehensive (loss) gain, net	(140)	125
Accumulated deficit	(417,560)	(294,603)
Total stockholders’ equity	12,512	114,258
Total liabilities and stockholders’ equity	$249,495	$327,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$26,210	$12,800	$43,662	$20,563
Revenue under collaboration agreements	57	2,594	2,546	2,804
Revenue under supply agreements	7,391	323	10,131	323
Total revenue	33,658	15,717	56,339	23,690
Operating expenses:
Cost of goods sold (including related party amounts of $1,851, $866, $3,084, and $1,354, respectively)	12,846	4,984	19,132	6,078
Research and development (including related party amounts of $612, $582, $1,279, and $1,245, respectively)	4,698	4,035	9,034	6,987
Selling, general and administrative (including related party amounts of $125, $107, $261, and $231, respectively)	77,579	54,312	149,783	95,416
Total operating expenses	95,123	63,331	177,949	108,481
Loss from operations	(61,465)	(47,614)	(121,610)	(84,791)
Other income (expense), net:
Interest income	1,605	2,731	3,573	5,968
Interest expense (including related party amounts of $124, $0, $246, and $0, respectively)	(2,479)	—	(4,920)	—
Total other (expense) income, net	(874)	2,731	(1,347)	5,968
Net loss	$(62,339)	$(44,883)	(122,957)	(78,823)
Unrealized losses on available-for-sale securities	(44)	(118)	(265)	(266)
Comprehensive loss	$(62,383)	$(45,001)	$(123,222)	$(79,089)
Net loss per share, basic and diluted	$(0.63)	$(0.46)	$(1.24)	$(0.80)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	99,312,526	98,361,771	99,304,512	98,212,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

				Accumulated
	Common			Other		Total
	Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Gain (Loss), Net	Deficit	Equity
Balance at December 31, 2025	99,290,926	$10	$408,726	$125	$(294,603)	$114,258
Exercise of common stock options and release of restricted stock units	9,211	—	62	—	—	62
Stock-based compensation	—	—	7,827	—	—	7,827
Net loss and comprehensive loss	—	—	—	(221)	(60,618)	(60,839)
Balance at March 31, 2026	99,300,137	$10	$416,615	$(96)	$(355,221)	$61,308
Exercise of common stock options and shares issued under the employee stock purchase plan	137,728	—	786	—	—	786
Stock-based compensation	—	—	12,801	—	—	12,801
Net loss and comprehensive loss	—	—	—	(44)	(62,339)	(62,383)
Balance at June 30, 2026	99,437,865	10	430,202	(140)	(417,560)	12,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

				Accumulated
	Common			Other		Total
	Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Gain (Loss), Net	Deficit	Equity
Balance at December 31, 2024	97,954,172	$10	$379,873	$220	$(123,305)	$256,798
Exercise of common stock options and release of restricted stock units	175,632	—	725	—	—	725
Stock-based compensation	—	—	5,539	—	—	5,539
Net loss and comprehensive loss	—	—	—	(148)	(33,940)	(34,088)
Balance at March 31, 2025	98,129,804	$10	$386,137	$72	$(157,245)	$228,974
Exercise of common stock options and shares issued under the employee stock purchase plan	567,854	—	2,697	—	—	2,697
Stock-based compensation	—	—	5,651	—	—	5,651
Net loss and comprehensive loss	—	—	—	(118)	(44,883)	(45,001)
Balance at June 30, 2025	98,697,658	10	394,485	(46)	(202,128)	192,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(122,957)	$(78,823)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,818	10,669
Depreciation and amortization expense	813	559
Accretion on investments, net of amortization	(1,640)	(3,428)
Other non-cash items	2,331	2,252
Changes in operating assets and liabilities:
Accounts receivable	(21,469)	(14,375)
Inventories	(281)	(13,232)
Prepaid expenses and other assets	(3,238)	(697)
Accounts payable and accrued liabilities	20,839	16,981
Contract liability	(89)	(240)
Net cash and cash equivalents used in operating activities	(105,873)	(80,334)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale	(34,621)	(65,723)
Proceeds from maturities and sales of short-term investments, available-for-sale	103,984	143,500
Purchases of property and equipment	—	(142)
Net cash and cash equivalents provided by investing activities	69,363	77,635
Cash flows from financing activities:
Proceeds from milestone obligations met and royalties earned under license agreements recognized as an increase to the financing liability	2,508	—
Proceeds from exercise of common stock options and issuance of common stock under the employee stock purchase plan	848	3,422
Net cash and cash equivalents provided by financing activities	3,356	3,422
Net (decrease) increase in cash and cash equivalents	(33,154)	723
Cash and cash equivalents at beginning of period	41,317	50,817
Cash and cash equivalents at end of period	$8,163	$51,540
Supplemental cash flow information:
Cash paid for interest	$4,618	$—
Non-cash investing and financing activities:
Intangible assets included in accounts payable and accrued liabilities	$—	$5,860
Financing liability in accounts receivable	$—	$2,576

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses in most years since its inception and had an accumulated deficit of $417.6 million as of June 30, 2026. The Company had cash, cash equivalents, and short-term investments of $143.8 million as of June 30, 2026 and has not generated positive cash flows from operations in most years. To date, the Company has funded its operations primarily with proceeds from the merger with Silverback Therapeutics, Inc. (“Silverback”) in November 2022 (the “Merger”), the private placement of convertible preferred stock, the issuance of common stock, licensing, supply and distribution agreements, debt, and net product sales. The Company’s currently available cash, cash equivalents, and short-term investments as of June 30, 2026 are sufficient to meet its anticipated cash requirements for at least the 12 months following the date these financial statements are issued.

From August 5, 2015 (inception) through June 30, 2026, the Company has devoted substantially all of its efforts to developing intellectual property, conducting product development and clinical trials, organizing and staffing the Company, business planning, raising capital, building infrastructure, pre-commercial and commercial activities, and providing general and administrative support for these operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. There can be no assurance that the Company will achieve profitability in the future, or if achieved, that it will be sustained on a continuing basis.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, are unaudited. The balance sheet as of December 31, 2025 was derived from the audited financial statements as of and for the year ended December 31, 2025. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2026, the condensed consolidated results of its operations for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The condensed consolidated results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other period.

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

When the collectability of an invoice is no longer probable, the Company will create a reserve for that specific receivable. If a receivable is determined to be uncollectible, it is charged against the general credit loss reserve or the reserve for the specific receivable, if one exists. The allowance for credit losses was not material at both June 30, 2026 and December 31, 2025.

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

As of June 30, 2026, three customers accounted for 70% of accounts receivable, with each individual customer representing between 20% and 27% of total accounts receivable. As of December 31, 2025, five customers accounted for 82% of accounts receivable, with each individual customer representing between 12% and 21% of total accounts receivable. For the three and six months ended June 30, 2026, four and three customers accounted for 82% and 70% of gross product sales, with each individual customer representing between 12% and 27% and 20% and 27% of gross product sales, respectively. For the three and six months ended June 30, 2025, four and six customers accounted for 82% and 96% of gross product sales, with each individual customer representing between 15% and 23% and 10% to 25% of gross product sales, respectively. For each of the three and six months ended June 30, 2026, one customer accounted for 100% of revenue under collaboration agreements. For the three and six months ended June 30, 2026, three customers accounted for 96% and 97% of revenue under supply agreements, with each individual customer representing between 11% and 46% and 11% and 54% of revenue under supply agreements, respectively. For each of the three and six months ended June 30, 2025, one customer accounted for all revenue under collaboration agreements and supply agreements. To date, the Company has not experienced any credit losses from its trade and partner accounts receivable.

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

Leases

The Company determines the initial classification and measurement of its right-of-use (“ROU”) asset and lease liabilities at the lease commencement date and thereafter, if modified. The Company recognizes a ROU asset for its operating leases with lease terms greater than 12 months. The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. The lease liability is calculated by using the present value of all lease payments, discounted at the incremental borrowing rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment, determined with reference to peer companies. Variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in research and development and general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment, the ROU asset, and intangible assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the asset or asset group are expected to generate, including its eventual residual value. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds its fair value. The Company has not recognized any impairment losses from inception through June 30, 2026.

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

Chargebacks. Certain government entities and covered entities (e.g. Veterans Administration, 340B, covered entities) can purchase the product at a price discounted below WAC. The difference between the government or covered entity purchase price and WAC will be charged back to the Company. The Company estimates the amount of chargebacks based on the expected number of claims and the related costs associated with the revenue recognized for product that remains in the distribution channel and any chargeback amounts not invoiced to the Company at the end of each reporting period. Estimated chargebacks are recorded as contra trade accounts receivable on the accompanying condensed consolidated balance sheets.

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

Advertising

Costs for producing advertising are expensed when incurred. Costs for communicating advertising, such as search engine marketing, banner advertisements, social media advertisements, and print advertisements, are recorded as prepaid expenses and then expensed the first time the advertising takes place. Advertising costs for the three and six months ended June 30, 2026 were $31.0 million and $67.4 million, respectively. For the three and six months ended June 30, 2025, advertising costs were $20.9 million and $31.9 million, respectively.

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

The following securities are excluded from the calculation of weighted-average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2026	2025
Warrants to purchase common stock	45,456	45,456
Common stock options outstanding	20,574,984	17,271,990
Restricted stock units outstanding	—	1,382
Total	20,620,440	17,318,828

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

As of June 30, 2026, the Company has earned an aggregate of $15.0 million for the upfront payment and achievement of regulatory and commercial milestones, and there are no remaining regulatory or commercial milestone payments under the Alfresa Agreement. The Company is also entitled to receive a transfer price in the low double-digit percentage on future net sales of neffy in Japan.

No revenue under collaboration agreements was recognized under the Alfresa Agreement for the three and six months ended June 30, 2026 and 2025,

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

Royalty expense from the sale of neffy in the Recordati Territory for each of the three and six months ended June 30, 2026 was $0.2 million and was recorded in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss. For each of the three and six months ended June 30, 2025, royalty expense was $0.1 million.

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

As of June 30, 2026, the Company has earned an aggregate of $7.0 million for the upfront payment and achievement of regulatory and commercial milestones and is eligible to receive up to $80.0 million in sales-based milestone payments. There are no regulatory or commercial milestones remaining under the Pediatrix Agreement. Since receiving regulatory approval in the Pediatrix Territory, the Company is also entitled to tiered royalties in the low double-digits on future net sales in the Pediatrix Territory and will receive a per unit supply price for commercial supply sold to Pediatrix under the Pediatrix Supply Agreement.

No revenue under collaboration agreements was recognized under the Pediatrix Agreement for the three and six months ended June 30, 2026 and 2025.

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

As of June 30, 2026, the Company has earned an aggregate of $2.6 million for the upfront payment and achievement of regulatory and commercial milestones and is eligible to receive up to $2.3 million in remaining regulatory and commercial milestones. Since receiving approval in the Seqirus Territory, the Company is also entitled to receive a per unit supply price for commercial supply sold to Seqirus.

No revenue under collaboration agreements was recognized under the Seqirus Agreement for the three and six months ended June 30, 2026 and 2025.

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

As of June 30, 2026, the Company has earned an aggregate of $155.0 million in milestone payments for the upfront payment and achievement of regulatory and commercial milestones, of which $74.2 million has been allocated to the EEA License and is accounted for as a financing liability. The Company is eligible to receive remaining regulatory milestone payments of up to $10.0 million and sales-based milestone payments of up to $300.0 million as well as tiered royalties on net sales in the mid- to high-teens, subject to customary reductions and offsets. Royalties are payable on a Product-by-Product and country-by-country basis until the latest of: (i) the expiration of the licensed patents covering such Product in such country; (ii) 15 years from the first commercial sale of such Product in such country; or (iii) expiration of regulatory exclusivity for such Product in such country. The Company is also eligible to receive a per unit supply price for commercial supply sold to ALK under the ALK Supply Agreement.

The Company earned the $5.0 million regulatory milestone during the three months ended March 31, 2026, of which $2.5 million was recognized as revenue under collaboration agreements in the accompanying condensed consolidated statements of operations and comprehensive loss. The remaining $2.5 million was allocated to the development and regulatory performance obligations and EEA license and recognized as increases to the contract liability and financing liability, respectively. Revenue recognized for the performance of development and regulatory services under the ALK Collaboration Agreement for the three and six months ended June 30, 2026 was less than $0.1 million and $0.2 million, respectively, and was recorded in revenue under collaboration agreements in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2025, revenue recognized for the performance of development and regulatory services was less than $0.1 million and $0.2 million, respectively.

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

A reconciliation of the contract liability from the ALK Collaboration Agreement is as follows (in thousands):

Balance at December 31, 2025	$1,739
Regulatory milestone allocated to development and regulatory performance obligations	69
Revenue recognized related to development and regulatory performance obligations	(158)
Balance at June 30, 2026	$1,650

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

A reconciliation of the Financing Liability from the ALK Collaboration Agreement is as follows (in thousands):

Balance at December 31, 2025	$72,140
Regulatory milestone allocated to the EEA License	2,393
Sales-based royalties earned under the EEA License	394
Balance at June 30, 2026	$74,927

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

The Company evaluated the terms of the ALK Co-Promotion Agreement and concluded that it represents a vendor arrangement with ALK U.S. Expense under the ALK Co-Promotion Agreement for the three and six months ended June 30, 2026 was $2.4 million and $5.2 million, respectively, and was recorded in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. For each of the three and six months ended June 30, 2025, selling, general and administrative expense under the ALK Co-Promotion Agreement was $1.4 million. The corresponding liability was recorded in accounts payable and accrued liabilities and other accrued liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2026.

4. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$25,303	$26,815
Work in process	1,036	288
Finished goods	4,395	4,319
Total inventories	$30,734	$31,422
Reported as:
Inventories	$11,689	$8,369
Inventories, noncurrent	19,045	23,053
Total inventories	$30,734	$31,422

Prior to FDA approval in August 2024, costs incurred for the manufacturing of neffy were recorded as research and development expenses, which upon approval resulted in zero-cost inventory. The Company held $3.1 million and $6.7 million in zero-cost inventory as of June 30, 2026 and December 31, 2025, respectively, none of which was determined to be obsolete as of each period end. The Company expects to fully utilize its zero-cost inventory in future periods.

5. Intangible Assets

Intangible assets, net, all of which are finite-lived, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Capitalized milestone payments(1)	$15,360	$15,360
Less accumulated amortization	(1,460)	(908)
Total	$13,900	$14,452

______________

(1) As described in Note 3 – Collaboration, Out-Licensing and Related Agreements and Note 10 – In-Licensing and Supply, capitalized milestone payments were recognized from the Recordati Termination Agreement and Aegis License Agreement, respectively.

Amortization expense for the three and six months ended June 30, 2026 was $0.3 million and $0.6 million, respectively, and was recorded in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2025, amortization expense was $0.1 million and $0.3 million, respectively.

The weighted-average amortization period of intangible assets is 12.6 years. As of June 30, 2026, estimated future amortization expense for capitalized intangible assets for the next five years is as follows (in thousands):

Year Ended December 31,	Amount
2026 (remaining six months)	$552
2027	1,105
2028	1,105
2029	1,105
2030	1,105
Total	$4,972

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

Level 1	–	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	–	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
Level 3	–	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

			Gross	Gross	Estimated
		Amortized	Unrealized	Unrealized	Fair
	Level	Cost	Gains	Losses	Value
June 30, 2026
Cash and cash equivalents - Money market mutual funds	1	$8,068	$—	$—	$8,068
Short-term investments - U.S. Treasury securities	2	135,822	—	(140)	135,682
Total		$143,890	$—	$(140)	$143,750
December 31, 2025
Cash and cash equivalents - Money market mutual funds	1	$41,030	$—	$—	$41,030
Short-term investments - U.S. Treasury securities	2	203,544	134	(9)	203,669
Total		$244,574	$134	$(9)	$244,699

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the periods presented. During the three and six months ended June 30, 2026, the Company purchased $19.9 million and $34.6 million in short-term investments, respectively, and $61.5 million and $104.0 million in short-term investments matured or were sold, respectively. During the three and six months ended June 30, 2025, the Company purchased $31.4 million and $65.7 million in short-term investments, respectively, and $80.0 million and $143.5 million in short-term investments matured, respectively.

The Company’s short-term investments portfolio contains investments in U.S. Treasury securities that have an effective maturity date that is less than one year from the respective balance sheet date. The Company’s money market mutual fund holdings are highly liquid and invest primarily in cash and U.S. Treasury securities.

Net unrealized losses on available-for-sale securities for the three and six months ended June 30, 2026 were less than $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2025, net unrealized losses on available-for-sale securities were $0.1 million and $0.3 million, respectively. Management determined that the gross unrealized losses on the Company’s available-for-sale securities as of June 30, 2026 were primarily attributable to current economic and market conditions and not credit risk. As of June 30, 2026 and December 31, 2025, no allowance for credit losses was recorded for available-for-sale securities. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell any investments prior to recovery of its amortized cost basis, which is expected to be at maturity.

Accrued interest receivable on the Company’s available-for-sale securities was $0.8 million and $1.0 million at June 30, 2026 and December 31, 2025, respectively, and was included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

The Company’s Term Loans (as defined in Note 8 – Term Loans) are carried at historical cost, adjusted for the debt discount and debt issuance costs, and are not required to be carried at fair value. The carrying value of the Term Loans approximates fair value due to the use of current market rates that are repriced frequently.

As of June 30, 2026 and December 31, 2025, the Company did not have any liabilities that were measured at fair value on a recurring basis.

7. Balance Sheet Details

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable	$5,198	$5,725
Accrued gross-to-net liabilities	25,220	14,162
Accrued marketing related expenses	13,479	6,880
Accrued compensation	4,996	1,276
Accrued cost of goods sold	4,769	3,165
Accrued general and administrative expenses	3,786	1,447
Accrued inventory	—	3,439
Other	2,284	1,854
Total	$59,732	$37,948

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

The following table summarizes the composition of the Term Loans as reflected on the accompanying condensed consolidated balance sheet (in thousands):

	June 30, 2026	December 31, 2025
Gross proceeds	$100,000	$100,000
Unamortized debt discount and debt issuance costs	(3,324)	(3,626)
Total	$96,676	$96,374

9. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business.

On July 24, 2023, Aera A/S, an IP consultancy firm in Denmark representing an unidentified opponent, filed a notice of opposition with the European Patent Office (the “EPO”) in respect of EP 3678649 (the “EP ‘649 Patent”), which is a patent directed to a nasal spray formulation of epinephrine, and uses thereof. Oral proceedings took place on October 7, 2025, and the Opposition Division (the “OD”) of the EPO upheld the validity of all claims in the EP ‘649 Patent. The OD issued a written decision on November 4, 2025. The opponent filed a notice of appeal on December 17, 2025 and grounds of appeal on March 3, 2026. The Company filed a response to the grounds of appeal on July 3, 2026. It is expected that the Board of Appeal will issue the summons to oral proceedings in due course.

On March 25, 2025, AptarGroup, Inc. (“AptarGroup”) and Aptar France SAS (collectively, “Aptar”) filed a suit against ARS Pharmaceuticals, Inc. and ARS Pharmaceuticals Operations, Inc. in the United States District Court for the Southern District of New York. Aptar alleges the Company violated the Defend Trade Secrets Act (18 USC § 1836), misappropriated trade secrets under New York state law, and committed various breaches of contract. The complaint was served to the Company, and the Company filed a motion to dismiss on June 12, 2025. Aptar subsequently filed an opposition to the motion to dismiss on July 28, 2025, and the Company filed a reply brief on August 27, 2025. On March 30, 2026, the Court granted in part and denied in part the motion to dismiss, dismissing the trade secret misappropriation claim under New York state law and allowing the other claims to proceed. On April 29, 2026, Aptar filed a motion for leave to file an amended complaint to replead the previously dismissed claim, which the Company opposed. The Court granted the motion for leave to file an amended complaint on June 17, 2026, and the Company filed its answer to the amended complaint on July 6, 2026. The Company intends to vigorously defend itself in this matter. On September 29, 2025, the Company filed a lawsuit against AptarGroup in the U.S. District Court for the Southern District of California, alleging that AptarGroup violated federal antitrust law in connection with its sale of certain constituent parts of neffy. On December 16, 2025, Aptar moved to dismiss or in the alternative transfer ARS’s lawsuit to the Southern District of New York. On January 27, 2026, ARS filed an opposition to Aptar’s motion to dismiss, and Aptar filed a reply brief on February 27, 2026. On July 17, 2026, the Court declined to address Aptar’s motion to dismiss arguments and instead transferred the Company’s lawsuit to the Southern District of New York. On August 7, 2026, Aptar again moved to dismiss the complaint, which the Company intends to oppose.

On August 29, 2025, the Company filed a lawsuit against Lupin, Inc., Lupin Ltd., and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) in the United States District Court for the District of New Jersey, alleging infringement of U.S. Patent Nos.: 10,576,156, 10,682,414, 11,173,209, 11,191,838, 11,717,571, 11,744,895, 11,918,655, and 12,324,838 and seeking a permanent injunction preventing market entry of a generic product from Lupin prior to the expiry of such patents. The lawsuit follows a Paragraph IV certification notice letter received from Lupin on August 13, 2025, advising the Company that Lupin submitted an Abbreviated New Drug Application to the FDA seeking approval to manufacture and sell a generic version of the Company’s product neffy 2 mg (epinephrine nasal spray) prior to the expiration of the patents referenced above.

On February 26, 2026, the Company filed a lawsuit against Lupin, Inc., Lupin Ltd., and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) in the United States District Court for the District of New Jersey, alleging infringement of U.S. Patent Nos.: 10,576,156, 10,682,414, 11,173,209, 11,191,838, 11,717,571, 11,744,895, 11,918,655, and 12,324,838 and seeking a permanent injunction preventing market entry of a generic product from Lupin prior to the expiry of such patents. The lawsuit follows a Paragraph IV certification notice letter received from Lupin on February 6, 2026, advising the Company that Lupin submitted an Abbreviated New Drug Application to the FDA seeking approval to manufacture and sell a generic version of the Company’s product neffy 1 mg (epinephrine nasal spray) prior to the expiration of the patents referenced above.

On April 10, 2026, the Company filed a lawsuit against Cipla Ltd. and Cipla USA, Inc. (collectively, “Cipla”) in the United States District Court for the District of New Jersey, alleging infringement of U.S. Patent Nos.: 10,576,156, 10,682,414, 11,173,209, 11,191,838, 11,717,571, 11,744,895, 11,918,655, and 12,324,838 and seeking a permanent injunction preventing market entry of a generic product from Cipla prior to the expiry of such patents. The lawsuit follows a Paragraph IV certification notice letter received from Cipla on March 25, 2026, advising the Company that Cipla submitted an Abbreviated New Drug Application to the FDA seeking approval to manufacture and sell a generic version of the Company’s product neffy 1 mg and 2 mg (epinephrine nasal spray) prior to the expiration of the patents referenced above.

On July 10, 2026, Jonico, Inc. d/b/a Berlin Pharmacy filed a putative class action lawsuit against the Company, and its wholly owned subsidiary, ARS Pharmaceuticals Operations, Inc., in the U.S. District Court for the Western District of Pennsylvania, Civil Action No. 3:26-cv-01339. The complaint alleges that the Company sent, or caused to be sent, facsimile advertisements promoting neffy to pharmacies, without the prior express invitation or permission of the recipients and without the requisite opt-out notices, in violation of the Telephone Consumer Protection Act, 47. U.S.C. § 227 (the “TCPA”). The TCPA provides for statutory damages of $500 per violation, which may be trebled up to $1,500 per violation for willful or knowing violations; the complaint also seeks injunctive relief. The Company disputes these allegations and intends to vigorously defend itself.

On August 5, 2026, a purported stockholder of the Company filed a securities class action complaint in the U.S. District Court for the Southern District of California against the Company and certain of its current and former officers. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions concerning the Company’s expected timeline for expanded insurance coverage for neffy. The complaint seeks, on behalf of the putative class, unspecified damages, pre- and post-judgment interest, attorneys’ fees, expert fees and costs, as well as class certification and such other relief as the court may deem just and proper. The Company intends to vigorously defend against the claims in this action. Any potential loss arising from this claim is not currently probable or estimable.

Regardless of the outcome, involvement in legal proceedings may have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company cannot predict the outcome of these suits, and failure by the Company to obtain favorable resolutions could have a material adverse effect on its business, results of operations, and financial condition. The Company’s chances of success on the merits of these suits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of June 30, 2026.

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

The total remaining unconditional purchase obligations related to the supply of raw materials is $55.6 million as of June 30, 2026. Purchase obligations by year are as follows: 2026 ($9.4 million), 2027 ($11.8 million), 2028 ($13.8 million), and $2.9 million per year thereafter through 2035. During the three and six months ended June 30, 2026, the Company made zero and $1.6 million in payments under these agreements, respectively. During the three and six months ended June 30, 2025, the Company made $3.0 million and $7.3 million in payments under these agreements, respectively.

The total amount of commitments related to the ALK Co-Promotion Agreement is $28.3 million as of June 30, 2026. Commitments by year are as follows: 2026 ($4.3 million), 2027 ($14.6 million), 2028 ($5.8 million), and 2029 ($3.6 million). No payments were made under this agreement during the three and six months ended June 30, 2026 and 2025.

The total commitment related to a corporate sponsorship agreement with Food Allergy Research and Education, Inc. is $3.0 million as of June 30, 2026. Commitments by year are as follows: 2026 ($2.0 million) and 2027 ($1.0 million). During the three and six months ended June 30, 2026, the Company made $2.0 million and $3.0 million in payments under these agreements, respectively. During the three and six months ended June 30, 2025, the Company made zero and $2.0 million in payments under these agreements, respectively.

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

Since the FDA approval of neffy in August 2024, regulatory and commercial milestone payments have been capitalized as intangible assets in the consolidated balance sheets upon achievement. Amortization expense for capitalized milestone payments has been recognized as cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the estimated life of the intellectual property. In August and September 2024, milestone payments of $2.5 million and $5.0 million were recognized for achieving FDA approval of neffy and the first commercial sale of neffy, respectively. In September 2025, a milestone payment of $2.0 million was recognized for achieving certain annual net product sales of neffy. As of June 30, 2026, the Company’s remaining milestone payment obligation is $9.0 million upon the achievement of certain annual net sales.

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

The Company and Aegis jointly bear certain patent costs incurred in connection with the prosecution and maintenance of patent rights specific to epinephrine and epinephrine products. Legal patent expense under the Aegis Agreement was $0.7 million and $1.1 million for the three and six months ended June 30, 2026, respectively. No legal patent expense was incurred under the Aegis Agreement for the three and six months ended June 30, 2025.

The Company may terminate the Aegis Agreement with 30 days’ written notice or either party may terminate the Aegis Agreement for certain breaches of the Aegis Agreement. Unless terminated earlier by either or both parties, the term of the Aegis Agreement will continue until the final expiration of all royalty obligations under the Aegis Agreement.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following:

	June 30, 2026	December 31, 2025
Common stock options granted and outstanding	20,574,984	16,744,639
Restricted stock units granted and outstanding	—	1,382
Common stock reserved for future awards or option grants	9,171,345	8,085,186
Common stock reserved for future employee stock purchase plan issuances	3,325,048	2,722,563
Warrants to purchase common stock	45,456	45,456
Total	33,116,833	27,599,226

Equity Offerings

In January 2025, the Company filed an automatic shelf registration statement on Form S-3ASR with the Securities and Exchange Commission which became effective upon filing (the “Shelf Registration Statement”). The Shelf Registration Statement allows the Company, from time to time, to offer and sell any combination of shares of the Company’s common stock and preferred stock, various series of debt securities, and/or warrants to purchase any of such securities, either individually or in combination with other securities, in one or more offerings. The Company simultaneously entered into a Controlled Equity OfferingSM sales agreement (the “Equity Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to offer, sell and issue shares of the Company’s common stock from time to time through Cantor acting as sales agent and up to a maximum aggregate offering price of $200.0 million. As of June 30, 2026, no securities have been sold pursuant to the Shelf Registration Statement or Equity Sales Agreement.

12. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expense	$928	$664	$1,852	$1,327
Selling, general and administrative expense(1)	11,467	4,707	17,966	9,342
Total	$12,395	$5,371	$19,818	$10,669

_____________

(1) Stock-based compensation expense for the three and six months ended June 30, 2026 included $5.3 million resulting from the accelerated vesting of previously unvested equity awards upon the termination of a former executive officer.

Stock-based compensation expense capitalized into inventory for the three and six months ended June 30, 2026 was $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2025, stock-based compensation expense capitalized into inventory was $0.3 million and $0.5 million, respectively.

As of June 30, 2026, the total unrecognized stock-based compensation expense related to outstanding employee options was $46.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.5 years.

As of June 30, 2026 and December 31, 2025, there were zero and 1,382 restricted stock units outstanding, respectively.

Equity Incentive Plans

The Company maintains the 2016, 2018 and 2022 Equity Incentive Plans and the Employee Stock Purchase Plan (“ESPP”). Shares of common stock purchased under the ESPP for the six months ended June 30, 2026 and 2025 were 97,515 shares and 111,918 shares, respectively.

As of June 30, 2026, 30,701,662 shares were authorized under the 2016 and 2020 Equity Incentive Plans, of which 8,874,000 shares were available for future grant, and 16,681,089 shares were outstanding. As of June 30, 2026, 6,634,333 shares were authorized under the 2018 Equity Incentive Plan, of which 297,345 shares were available for future grant, and 3,893,895 shares were outstanding. The Company does not intend to grant future stock options or other equity awards under the 2016 or 2018 Equity Incentive Plans.

Stock Options

Stock options granted under the Company’s equity incentive plans expire no later than 10 years from the date of grant and generally vest over a one- to four-year period. The Company issues new shares of common stock upon the exercise of stock options.

A summary of the Company’s stock option activity for the six months ended June 30, 2026 is as follows:

			Weighted-
	Shares	Weighted-	Average	Aggregate
	Subject to	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2025	16,744,639	$7.66
Granted	4,274,040	$11.20
Exercised	(48,042)	$3.83
Forfeited	(395,653)	$11.76
Outstanding at June 30, 2026	20,574,984	$8.33	7.2	$35,167
Exercisable at June 30, 2026	12,564,240	$7.06	6.2	$32,291

The exercisable shares subject to options outstanding at June 30, 2026 in the table above include vested and early exercisable awards. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at June 30, 2026. The aggregate intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $0.3 million and $5.9 million, respectively.

The weighted-average grant date fair value per share of option grants for the six months ended June 30, 2026 and 2025 was $8.20 and $8.60, respectively. The total fair value of shares vested during the six months ended June 30, 2026 and 2025 was $16.3 million and $12.2 million, respectively.

The fair value of stock options granted was estimated using a Black-Scholes option-pricing model (“Black-Scholes”) with the following assumptions:

	Six Months Ended June 30,
	2026	2025
Expected term (in years)	5.5 – 6.1	5.5 – 6.1
Expected volatility	81.8% – 85.2%	84.3% – 87.3%
Risk-free interest rate	3.7% – 4.3%	3.9% – 4.4%
Expected dividend yield	0%	0%

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

13. Related Party Transactions

In September 2015, the Company entered into a consulting agreement, superseded in July 2022, for regulatory and development services with Pacific-Link Regulatory Consulting, Inc., an entity owned by the Company’s former President/Chief Executive Officer/director and his spouse, the former Chief Medical Officer of the Company. Consulting expense under this agreement for the three and six months ended June 30, 2026 was $0.7 million and $1.4 million, respectively. For the three and six months ended June 30, 2025, consulting expense under this agreement was $0.6 million and $1.3 million, respectively.

As described in Note 8 – Term Loans, in September 2025, the Company entered into the Credit Agreement with the Administrative Agent and a Lender, who are affiliates of RA Capital. The general partner of RA Capital is RA Capital Management GP, LLC, of which a member of the Board of Directors of the Company is a controlling person. RA Capital Healthcare Fund, L.P. and RA Capital Nexus Fund II, L.P. collectively hold in excess of 10% of the Company’s outstanding common stock and are currently the Company’s largest stockholder. RA Capital serves as the investment adviser for each of RA Capital Healthcare Fund, L.P. and RA Capital Nexus Fund II, L.P.

As described in Note 10 – In-Licensing and Supply, the Company is required to make milestone payments to an affiliate of OrbiMed upon achievement of certain regulatory and commercial milestones, and royalty payments based on net product sales of neffy. A member of the Company’s Board of Directors is a General Partner at OrbiMed. Royalty expense payable to an affiliate of OrbiMed for the three and six months ended June 30, 2026 was $1.9 million and $3.1 million, respectively, and was recorded in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2025, royalty expense payable was $0.9 million and $1.4 million, respectively.

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

Segment reporting for the three and six months ended June 30, 2026 and 2025 (in thousands) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$33,658	$15,717	$56,339	$23,690
Less segment operating expenses:
Cost of goods sold	12,846	4,984	19,132	6,078
Clinical	1,951	1,250	3,734	2,454
Development	1,886	2,151	3,612	3,252
Medical affairs	1,338	1,073	2,552	2,018
Sales and marketing	52,880	40,925	108,839	67,682
General and administrative	11,715	7,118	20,092	15,837
Stock-based compensation	12,395	5,371	19,818	10,669
Other segment operating expenses	112	459	170	491
Other segment (income) expense:
Interest income	(1,605)	(2,731)	(3,573)	(5,968)
Interest expense	2,479	—	4,920	—
Segment net loss	$(62,339)	$(44,883)	$(122,957)	$(78,823)

The following table summarizes revenue by geographic area based on the customers’ location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$26,210	$12,800	$43,662	$20,563
Denmark	*	2,883	5,768	3,093
Japan	3,365	*	*	*
Rest of world	4,083	34	6,909	34
Total revenue	$33,658	$15,717	$56,339	$23,690

_____________

* Revenue from this country was not individually material for the indicated period and is included within “Rest of world.”

15. Subsequent Events

License Agreement

In July 2026, the Company entered into a license agreement (the “License Agreement”) for exclusive worldwide rights to certain intellectual property. Under the License Agreement, the Company paid an upfront payment of $12.5 million. The Company may also be required to make future milestone payments. In addition, the Company may be required to pay tiered royalties on net sales of licensed products, subject to certain reductions, as specified in the License Agreement. Future milestone and royalty payments are contingent upon the occurrence of specified contractual events and, accordingly, the timing and amount of such payments are uncertain.

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

Overview

We are a biopharmaceutical company focused on the commercialization of neffy® (also identified in the European Union (“EU”) and United Kingdom (“UK”) by the trade name EURneffy and in China by the trade name 优敏速) needle-free intranasal delivery of epinephrine for emergency treatment of Type I allergic reactions, including anaphylaxis. neffy is the first and only needle-free epinephrine product approved by the U.S. Food and Drug Administration (“FDA”) and the European Commission, and also has approvals in the UK, Japan, Australia, China, and Canada. It is the first new delivery method for epinephrine in more than 35 years. neffy is a proprietary composition of epinephrine with an innovative absorption enhancer called Intravail, which allows neffy to safely provide intranasal delivery of epinephrine at a low dose within the exposures of approved injectable products across a range of dosing conditions (including repeat dosing and allergen challenge).

We believe there is a multi-billion dollar market opportunity for neffy in the United States. Approximately 40.0 million people in the U.S. have experienced a type I allergic reaction based on epidemiology. Of this group, approximately 21.0 million people are reported to have been diagnosed and experienced severe Type I allergic reactions that may lead to anaphylaxis. Based on our estimates, there are approximately 7.4 million patients who are actively filling epinephrine prescriptions today, of whom approximately 3.3 million fill an epinephrine prescription in any given year. As the first and only needle-free epinephrine option, neffy has the potential to become the standard of care.

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

Our commercialization strategy for neffy in the United States is focused on direct engagement with high-value prescribers of epinephrine, which account for approximately 44% of the total U.S. market opportunity, to drive market share growth. We believe growth in this market can be achieved through repeated interactions with prescribers regarding the treatment and prevention of Type 1 allergic reactions, including anaphylaxis, and the delayed or avoided administration of injectable epinephrine, and through efforts to convert established prescribing habits with injectable epinephrine products.

Our U.S. commercial launch is building momentum, and our launch data show meaningful physician and patient demand. More than 35,000 healthcare providers have prescribed neffy to date, with approximately 40% being repeat prescribers. Over 16,000 of these prescribers were unique additions in the second quarter of 2026, representing a nearly threefold increase over the same period in 2025. Approximately 167,000 patients in the U.S. have been prescribed neffy as of the end of the second quarter of 2026, with about 41,200 added during the second quarter of 2026. This demand has contributed to a doubling of U.S. epinephrine market share in the second quarter of 2026 compared to the same period in 2025, with total market share increasing to 5% from 2.5% and market share in field-targeted accounts increasing to 8% from 4%.

In parallel, we have secured broad insurance coverage and will continue to engage with U.S. payers, both commercial and Medicaid, with a goal of furthering expanding coverage. Currently, we have secured approximately 90% overall commercial coverage, inclusive of plans that may still require prior authorization, approximately 57% commercial coverage without prior authorization, and 9 of 50 Medicaid states cover neffy without prior authorization, including Florida, a bellwether Medicaid state that added neffy to its unrestricted formulary effective July 1, 2026. We understand that many additional states are progressing towards placing neffy on their preferred drug list.

Our U.S. launch strategy is also supported by: active participation of approximately 4,400 healthcare professionals in our neffy experience program that allows healthcare professionals to use neffy firsthand as rescue therapy for anaphylaxis during in-clinic allergen challenge as well as for the ongoing collection of real-world evidence that supports neffy’s clinical equivalence to injection; extensive non-personal promotion including medical education programs in collaboration with allergist societies, speaker bureaus, peer-to-peer programs and participation in regional and national medical conferences; engagement and contracting with payors to obtain timely coverage with favorable gross-to-net discounting, including certain pharmacy benefit managers, where the approval processes are actively ongoing for addition of neffy to their formularies without prior authorization; our artificial intelligence solution to support healthcare providers by automating the checking and writing of prior authorizations; our neffyconnect program that provides support to physicians and patients including our $25 co-pay savings card, $199 cash price available through all channels including retail via a denial-conversion system, and patient assistance programs; our neffyinSchools programs, where more than 14,000 schools to date have opted into receiving two cartons of neffy at no cost with accompanying school nurse education about neffy; multi-channel branded direct to consumer advertising including connected television, point of care, endemic and programmatic display, social media, and paid search, as well as linear television advertising; and partnerships with patient advocacy organizations including disease awareness campaigns. To reduce the time burden of an in-person healthcare provider visit, our “Get neffy on Us” program that offers patients a free visit through our virtual prescriber website, getneffy.com, along with a $0 co-pay for eligible patients with commercial insurance. We also have an ongoing U.S. post-marketing registry-based study for neffy for the treatment of anaphylaxis in oral food challenge or allergen immunotherapy clinics.

In August 2024, the EC granted marketing authorization in the EU for EURneffy 2 mg (the trade name for neffy 2 mg in the EU and UK), for the emergency treatment of allergic reactions, including anaphylaxis, in adults and children who are four years of age and older who weigh 30 kg or greater. In March 2026, the EMA granted marketing authorization in the EU for EURneffy 1 mg for children who are four years of age and older who weigh 15 kg to less than 30 kg. Through our collaboration with ALK, EURneffy 2 mg was launched in Europe, beginning with Germany in June 2025, followed by the UK in October 2025. We received approval of neffy 2 mg and 1 mg in Japan in September 2025, and neffy was launched in February 2026 by our collaboration partner, Alfresa. We also received approval of neffy 2 mg and 1 mg in Australia in December 2025, and neffy was launched in February 2026 by our collaboration partner, Seqirus. In December 2025, we received approval in China of 优敏速 (the trade name for neffy 2 mg in China), and 优敏速 was launched by our collaboration partner, Pediatrix, in May 2026. In April 2026, we received approval in Canada of neffy 2 mg, with commercial launch by our collaboration partner, ALK, expected later in 2026. neffy has already been approved or is under regulatory review in countries representing approximately 98% of the current global epinephrine autoinjector sales market.

In addition to our neffy base business, we are evaluating our intranasal epinephrine technology known as ARS-2, as a potential needle-free, on-demand rescue treatment option for acute flares in chronic spontaneous urticaria (“CSU”). At the 2024 American Academy of Allergy, Asthma and Immunology Annual Meeting, we reported positive topline results from a Phase 2 inpatient trial in 18 treatment-refractory CSU patients that demonstrated statistically significant and clinically meaningful improvements in pruritus (itchy skin), hives, body surface area and erythema from baseline as early as five minutes after dosing. In the second quarter of 2025, we initiated a Phase 2b randomized, placebo-controlled outpatient clinical trial in CSU patients, on chronic treatment regimens, who still experience flares or exacerbations. The interim analysis population was fully enrolled as of May 2026. The timing of data collection in our Phase 2b trial is dependent on patients experiencing and documenting multiple qualifying flare episodes treated with placebo and varying doses of intranasal epinephrine. We currently expect to report interim Phase 2b data in the first quarter of 2027.

Since our inception in 2015 as ARS Pharmaceuticals, Inc., we have devoted substantially all of our efforts to commercialization activities for neffy in the U.S., pre-commercial activities, conducting product development and clinical trials, developing and protecting intellectual property, organizing and staffing the Company, business planning, raising capital, building infrastructure, and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from net product sales, debt, licensing, supply and distribution arrangements with our commercialization partners, issuance of common stock, the merger with Silverback Therapeutics, Inc. (“Silverback”) in November 2022 (the “Merger”), and the private placement of convertible preferred stock. As of June 30, 2026, we had cash, cash equivalents, and short-term investments of $143.8 million.

We have incurred net losses in most years since our inception. Net loss for the six months ended June 30, 2026 and 2025 was $123.0 million and $78.8 million, respectively. As of June 30, 2026, we had an accumulated deficit of $417.6 million. Until we consistently generate positive net income, if ever, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other development activities, the cost for regulatory filings, expenses for commercial activities to establish, maintain and enhance sales, marketing and distribution capabilities for neffy, the timing and volume of our product sales, and our ability to earn potential royalties and regulatory and commercial milestones under our license and collaboration arrangements.

Until such time, if ever, that we can generate substantial product revenue, we may finance our operations through our existing cash, cash equivalents, short-term investments, equity offerings, debt financings and other capital sources which may include collaborations, strategic alliances, marketing, distribution or licensing arrangements or other arrangements with third parties. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. In addition, any future debt agreements may limit our ability to enter into certain debt financings without the consent of the lenders thereunder. On September 29, 2025, we entered into a Credit Agreement (the “Credit Agreement”) with RA Capital Agency Services, LLC (as the “Administrative Agent”) and affiliates of OMERS Administration Corporation and RA Capital Management, L.P. as lenders (the “Lenders”), which provides for an aggregate principal amount of up to $250.0 million of term loans from the Lenders to us (the “Credit Facility”). Subject to limited exceptions, we are prohibited from incurring additional indebtedness and entering into certain strategic and licensing transactions without the prior written consent of the Lenders pursuant to the Credit Agreement. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and may require us to delay or reduce our marketing and sales efforts, or delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

As of June 30, 2026, we had $3.1 million in zero-cost inventory components remaining, and no zero-cost inventory components were determined to be obsolete. Based on our current forecast, we expect zero-cost inventory components to be substantially consumed in commercial production by the second half of 2026. The time over which the zero-cost inventory components are included in cost of goods sold will depend on several factors, but primarily the timing of future neffy sales.

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

Selling, general and administrative expenses have increased due to the establishment of our sales force, the development and commencement of our marketing campaigns and initiatives, the co-promotion agreement between us and ALK-Abelló, Inc., which was entered into in May 2025 and subsequently amended in October 2025 and March 2026 (the “ALK Co-Promotion Agreement”), the hiring of additional sales and marketing personnel to support full commercialization activities, and the addition of infrastructure and programs to support commercialization activities. While broad consumer advertising has supported our commercialization efforts to date, we are also taking action to align resources with our strategic priorities and support more focused marketing. We expect to continue to incur audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, board of director fees, investor relations costs associated with operating as a public company, patent costs and defense, and general and administrative personnel.

Other Income, net

Other income, net consists primarily of interest income from our cash, cash equivalents, and short-term investments, interest expense on our outstanding debt, and net amortization and accretion associated with our short-term investments.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Dollar	%
	2026	2025	Change	Change
Revenue:
Product revenue, net	$26,210	$12,800	$13,410	105%
Revenue under collaboration agreements	57	2,594	(2,537)	(98%)
Revenue under supply agreements	7,391	323	7,068	*
Total revenue	33,658	15,717	17,941	114%
Operating expenses:
Cost of goods sold	12,846	4,984	7,862	158%
Research and development(1)	4,698	4,035	663	16%
Selling, general and administrative(1)	77,579	54,312	23,267	43%
Total operating expenses	95,123	63,331	31,792	50%
Loss from operations	(61,465)	(47,614)	(13,851)	29%
Other income (expense), net:
Interest income	1,605	2,731	(1,126)	(41%)
Interest expense	(2,479)	—	(2,479)	100%
Total other (expense) income, net	(874)	2,731	(3,605)	(132%)
Net loss	$(62,339)	$(44,883)	$(17,456)	39%

_____________

* Not meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Research and development	$928	$664
Selling, general and administrative	11,467	4,707
Total	$12,395	$5,371

Revenues. Revenue for the three months ended June 30, 2026 was $33.7 million, as compared to $15.7 million for the three months ended June 30, 2025. Revenue for the three months ended June 30, 2026 includes $26.2 million in net product revenues for sales of neffy in the United States, $7.4 million in revenue under supply agreements with partners, and less than $0.1 million in revenue for the performance of development and regulatory services under the collaboration, license and distribution agreement we entered into with ALK-Abelló A/S (the “ALK Collaboration Agreement”). Revenue for the three months ended June 30, 2025 includes $12.8 million in net product revenues for sales of neffy, $2.6 million in revenue for the achievement of the milestone for the first commercial sale of EURneffy and for the performance of development and regulatory services performance obligations under the ALK Collaboration Agreement, and $0.3 million in revenue under supply agreements. The increase in revenue was primarily driven by higher net product revenues resulting from increased unit sales volumes of neffy in the United States.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2026 was $12.8 million, as compared to $5.0 million for the three months ended June 30, 2025. The increase of $7.9 million was primarily driven by direct and indirect product costs incurred in connection with U.S. product sales and the commercial launches of neffy in the U.K., EU, Japan, Australia, and China following regulatory approval in each market. Our global expansion also resulted in a corresponding increase in royalty expense on worldwide net product revenue.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2026 were $4.7 million, as compared to $4.0 million for the three months ended June 30, 2025. The increase of $0.7 million was primarily due to increases in clinical trial costs of $0.7 million, consulting fees of $0.5 million, and other research and development expenses of $0.2 million, partially offset by a decrease in product development-related expense of $0.7 million.

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Clinical and regulatory	$2,467	$1,647
Manufacturing and non-clinical development	2,231	2,388
Total	$4,698	$4,035

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2026 were $77.6 million, as compared to $54.3 million for the three months ended June 30, 2025. The increase of $23.3 million was primarily due to increases in marketing-related expenses of $9.9 million, stock-based compensation expense of $6.8 million, of which $5.3 million relates to accelerated vesting of previously unvested equity awards upon the termination of a former executive officer, personnel-related expense of $3.3 million, legal fees of $2.0 million, outside services of $1.6 million, and other general operating costs of $0.8 million, partially offset by a decrease in conference and seminar expense of $1.1 million.

Other (Expense) Income, Net. Other expense, net for the three months ended June 30, 2026 was $0.9 million, as compared to other income, net of $2.7 million for the three months ended June 30, 2025. The change of $3.6 million was primarily due to interest expense related to our Credit Agreement of $2.5 million and decreases in net accretion of discounts on short-term investments of $0.8 million and interest income of $0.3 million from our cash, cash equivalents, and short-term investments.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Six Months Ended June 30,		Dollar	%
	2026	2025	Change	Change
Revenue:
Product revenue, net	$43,662	$20,563	$23,099	112%
Revenue under collaboration agreements	2,546	2,804	(258)	(9%)
Revenue under supply agreements	10,131	323	9,808	*
Total revenue	56,339	23,690	32,649	138%
Operating expenses:
Cost of goods sold	19,132	6,078	13,054	215%
Research and development(1)	9,034	6,987	2,047	29%
Selling, general and administrative(1)	149,783	95,416	54,367	57%
Total operating expenses	177,949	108,481	69,468	64%
Loss from operations	(121,610)	(84,791)	(36,819)	43%
Other income (expense), net:
Interest income	3,573	5,968	(2,395)	(40%)
Interest expense	(4,920)	—	(4,920)	100%
Total other (expense) income, net	(1,347)	5,968	(7,315)	(123%)
Net loss	$(122,957)	$(78,823)	$(44,134)	56%

_____________

* Not meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Research and development	$1,852	$1,327
Selling, general and administrative	17,966	9,342
Total	$19,818	$10,669

Revenues. Revenue for the six months ended June 30, 2026 was $56.3 million, as compared to $23.7 million for the six months ended June 30, 2025. Revenue for the six months ended June 30, 2026 includes $43.7 million in net product revenues for sales of neffy in the United States, $10.1 million in revenue under supply agreements with partners, and $2.5 million in revenue for the achievement of the regulatory milestone and performance of development and regulatory services under the ALK Collaboration Agreement. Revenue for the six months ended June 30, 2025 includes $20.6 million in net product revenues for sales of neffy, $2.8 million in revenue for the achievement of the milestone for the first commercial sale of EURneffy and for the performance of development and regulatory services performance obligations under the ALK Collaboration Agreement, and $0.3 million in revenue under supply agreements. The increase in revenue was primarily driven by higher net product revenues resulting from increased unit sales volumes of neffy in the United States.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2026 was $19.1 million, as compared to $6.1 million for the six months ended June 30, 2025. The increase of $13.1 million was primarily driven by direct and indirect product costs incurred in connection with U.S. product sales and the commercial launches of neffy in the U.K., EU, Japan, Australia, and China following regulatory approval in each market. Our global expansion also resulted in a corresponding increase in royalty expense on worldwide net product revenue.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2026 were $9.0 million, as compared to $7.0 million for the six months ended June 30, 2025. The increase of $2.0 million was primarily due to increases in clinical trial costs of $1.0 million, personnel-related expenses, including stock-based compensation expense, of $0.9 million, and consulting fees of $0.5 million, partially offset by a decrease in other research and development expenses of $0.4 million.

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Clinical and regulatory	$4,665	$3,233
Manufacturing and non-clinical development	4,369	3,754
Total	$9,034	$6,987

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2026 were $149.8 million, as compared to $95.4 million for the six months ended June 30, 2025. The increase of $54.4 million was primarily due to increases in marketing-related expenses of $36.3 million, stock-based compensation expense of $8.6 million, of which $5.3 million relates to accelerated vesting of previously unvested equity awards upon the termination of a former executive officer, personnel-related expense of $3.6 million, legal fees of $3.1 million, outside services of $2.5 million, and other general operating costs of $0.9 million, partially offset by a decrease in conference and seminar expense of $0.6 million.

Other (Expense) Income, Net. Other expense, net for the six months ended June 30, 2026 was $1.3 million, as compared to other income, net of $6.0 million for the six months ended June 30, 2025. The change of $7.3 million was primarily due to interest expense related to our Credit Agreement of $4.9 million and decreases in net accretion of discounts on short-term investments of $1.9 million and interest income of $0.5 million from our cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from net product sales, debt, licensing, supply and distribution arrangements, issuance of common stock, the Merger with Silverback, and private placement of convertible preferred stock. As of June 30, 2026, we had cash, cash equivalents, and short-term investments of $143.8 million.

Cash flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash and cash equivalents used in operating activities	$(105,873)	$(80,334)
Net cash and cash equivalents provided by investing activities	69,363	77,635
Net cash and cash equivalents provided by financing activities	3,356	3,422
Net (decrease) increase in cash and cash equivalents	$(33,154)	$723

Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities was $105.9 million. This consisted primarily of a net loss of $123.0 million, an increase in our operating assets and operating liabilities of $25.0 million and $20.8 million, respectively, and non-cash charges of $21.3 million. The increase in our operating assets was primarily attributable to increases in accounts receivable of $21.5 million and prepaid expenses and other assets of $3.2 million. The increase in our operating liabilities was primarily attributable to an increase in accounts payable and accrued expenses of $20.8 million. The non-cash charges consisted primarily of non-cash stock-based compensation of $19.8 million, other non-cash items of $2.3 million, and depreciation and amortization expense of $0.8 million, partially offset by $1.6 million in net accretion of discounts on short-term investments. While cash used in operating activities reflects our ongoing investment in the commercialization of neffy, we remain focused on allocating resources efficiently and managing operating expenditures in support of our strategic priorities.

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

Investing Activities

During the six months ended June 30, 2026, cash and cash equivalents provided by investing activities was $69.4 million. This consisted of proceeds from maturities and sales of short-term investments of $104.0 million, partially offset by purchases of short-term investments of $34.6 million. During the six months ended June 30, 2025, the cash and cash equivalents provided by investing activities was $77.6 million. This consisted of maturities of short-term investments of $143.5 million, partially offset by purchases of short-term investments of $65.7 million and purchases of property and equipment of $0.1 million.

Financing Activities

During the six months ended June 30, 2026, the $3.4 million of cash and cash equivalents provided by financing activities was attributable to proceeds from milestone obligations met and royalties earned under license agreements of $2.5 million and proceeds from stock option exercises and issuance of common stock under the employee stock purchase plan of $0.8 million. During the six months ended June 30, 2025, the $3.4 million of cash and cash equivalents provided by financing activities was attributable to proceeds from stock option exercises and issuance of common stock under the employee stock purchase plan.

Term Loans

On September 29, 2025 (the “Closing Date”), we entered into the Credit Agreement with the Administrative Agent and the Lenders, which provides for an aggregate principal amount up to $250.0 million of term loans (the “Term Loans”) from the Lenders to us, including an initial tranche of $100.0 million under Term A Loan funded on the Closing Date, $25.0 million under Term B Loan that will be made available during the period commencing on the six-month anniversary of the Closing Date and ending no later than the one-year anniversary of the Closing Date, up to $25.0 million under Term C Loan will be made available at our election during the period commencing on and including the Closing Date and ending no later than the two-year anniversary of the Closing Date, subject to the satisfaction of a certain revenue requirement, and up to $100.0 million under Term D Loan, subject to the consent of the Lenders. The Term Loans will mature on the five-year anniversary of the Closing Date. The Credit Facility enhances our liquidity position and provides additional financial flexibility, subject to the satisfaction of certain customary conditions for future tranches and revenue-based requirements for the third tranche.

Future Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents, short-term investments, revenues from product sales, cash proceeds from collaboration and out-licensing agreements, and additional borrowings on our Term Loans will be sufficient to meet our anticipated cash requirements until we achieve cash-flow break-even. In particular, we expect these resources will allow us to fund commercial manufacturing and sales and marketing activities, general operating activities and working capital requirements, and proof of concept clinical trials of neffy for additional indications. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future funding requirements will depend on many factors, including:

•
revenue received from commercial sales of neffy;
•
the timing and amount of any milestone and royalty payments under the ALK Collaboration Agreement, ALK Co-Promotion Agreement, collaboration and distribution agreement with Pediatrix Therapeutics, Inc., license agreement with Aegis Therapeutics, LLC, collaboration and license agreement with Alfresa Pharma Corporation, termination agreement with Recordati Ireland, Ltd., license and distribution agreement with Seqirus Pty Ltd., and license agreement with a licensor;
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

Future Contractual Cash Obligations

The remaining unconditional purchase obligations related to the supply of raw materials totaled $55.6 million as of June 30, 2026. Our remaining obligations by year are as follows: 2026 ($9.4 million), 2027 ($11.8 million), 2028 ($13.8 million), and $2.9 million per year thereafter through 2035.

Under the ALK Co-Promotion Agreement, the remaining obligation totaled $28.3 million as of June 30, 2026. Our remaining obligations by year are as follows: 2026 ($4.3 million), 2027 ($14.6 million), 2028 ($5.8 million), and 2029 ($3.6 million). In addition to the base fee, ALK U.S will be eligible to receive performance-based payments from us. Future performance-based payment amounts are indeterminate since they depend on future revenues, which are uncertain.

In August 2024, we entered into a corporate sponsorship agreement with Food Allergy Research and Education, Inc., which was subsequently amended in May 2025. Our remaining obligations under this agreement totaled $3.0 million as of June 30, 2026. Our remaining obligations by year are as follows: 2026 ($2.0 million) and 2027 ($1.0 million).

Under the Credit Agreement, the outstanding principal of $100.0 million as of June 30, 2026 is due upon maturity on September 29, 2030. Estimated interest payments are calculated based on the outstanding principal, the applicable interest rate and expected timing of scheduled payments as of June 30, 2026. As of June 30, 2026, based on the interest rate in effect at such date, estimated remaining interest payments are $39.8 million, and our estimated remaining interest payments by year are as follows: 2026 ($4.7 million), 2027 ($9.4 million), 2028 ($9.4 million), 2029 ($9.4 million), and 2030 ($6.9 million).

Under the Aegis Agreement, remaining payment obligations to OrbiMed are contingent upon our achievement of certain commercial milestones and totaled $9.0 million as of June 30, 2026. We are also required to make royalty payments to OrbiMed based on a mid-single-digit percentage of net product sales. Future royalty payment amounts are indeterminate since they depend on future revenues, which are uncertain.

In February 2023, we entered into a termination agreement (the “Recordati Termination Agreement”) with Recordati Ireland, Ltd. (“Recordati”) to reacquire the rights to neffy in Europe and certain European Free Trade Association, Russia/the Commonwealth of Independent States, Middle East and African countries (the “Recordati Territory”). Under the Recordati Termination Agreement, we are required to make royalty payments to Recordati of up to €5.0 million in the aggregate from sales of neffy in the Recordati Territory, of which up to €4.4 million (approximately $5.0 million in U.S. dollars) remain outstanding as of June 30, 2026. Future royalty payment amounts are indeterminate since they depend on future revenues, which are uncertain.

In July 2026, we entered into a license agreement (the “License Agreement”) pursuant to which we obtained exclusive worldwide rights to certain intellectual property. Under the License Agreement, we paid an upfront payment of $12.5 million. We may also be required to make future milestone payments. In addition, we may be required to pay tiered royalties on net sales of licensed products, subject to certain reductions, as specified in the License Agreement. Future milestone and royalty payments are contingent upon the occurrence of specified contractual events and, accordingly, the timing and amount of such payments are uncertain.

We enter into contracts in the normal course of business with third-party contract organizations and vendors for clinical studies, manufacturing and other services and products. These contracts generally provide for termination after a notice period.

As of June 30, 2026, we have not recognized any reserves related to uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognized under collaboration agreements and accruals for variable consideration of product revenue. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the six months ended June 30, 2026, there were no material changes to our critical accounting policies or estimates. Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 9, 2026 and under the heading “Use of Estimates” in Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We are highly dependent on the successful commercialization of neffy. To the extent neffy and EURneffy are not commercially successful, our business, financial condition and results of operations would be materially adversely affected, and the price of our common stock would likely decline.*

neffy is our only product that has been approved for sale. Currently, neffy has been approved for the emergency treatment of allergic reactions (anaphylaxis) in the United States, EU, United Kingdom, Japan, and Australia (in the case of neffy 2 mg and 1 mg), and China and Canada (in the case of neffy 2 mg). We are focusing a significant portion of our activities and resources on neffy, and we believe our near-term revenues are highly dependent on, and a meaningful portion of the value of our company relates to, our ability to successfully commercialize neffy in the United States and abroad through our collaboration partners. Successful commercialization of neffy is subject to many risks. Prior to neffy, we have not, as an organization, commercialized any product, and there is no guarantee that we will be able to do so successfully with neffy. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. The commercial success of neffy depends on the extent to which patients and physicians accept and adopt neffy as a treatment of Type I allergic reactions, including anaphylaxis, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the population of patients who may suffer a Type I allergic reaction is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to use neffy for any reason, the commercial potential of neffy will be limited. It is too soon to tell how physicians, patients and payors will respond to the pricing of neffy. Physicians may not prescribe neffy and patients may be unwilling to use neffy if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for neffy in post-approval trials or potential additional indications, including urticaria, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of neffy. Thus, significant uncertainty remains regarding the commercial potential of neffy. If the commercialization of neffy is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

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
•
lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies that have more extensive product lines; and
•
unforeseen delays, costs and expenses associated with maintaining our sales organization and receiving the intended benefits to be provided by the ALK Co-Promotion Agreement.

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

The clinical and commercial landscape for the emergency treatment of Type I allergic reactions is highly competitive and subject to significant technological change. Existing products have name recognition, are marketed by companies with established commercial infrastructures, and are marketed with greater financial, technical and personnel resources than we have. We also face competition with respect to our current indications for our intranasal epinephrine technology, including neffy, and will face competition with respect to any future indications of our intranasal epinephrine technology or other product candidates that we may seek to develop or commercialize in the future from large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Based on the initially approved indications for neffy, we anticipate that neffy will compete primarily against epinephrine intra-muscular injectable products, for the emergency treatment of Type I allergic reactions including EpiPen and its generics, which is marketed by Viatris, Inc. and Teva Pharmaceuticals, Inc.; Adrenaclick, which is marketed by Amneal Pharmaceuticals, Inc.; Auvi-Q, which is marketed by Kaleo, Inc.; and Symjepi, which is marketed by Sandoz, Inc., a Novartis division. Several other companies are also clinically developing larger dose intranasal epinephrine product candidates that may compete with neffy, including Bryn Pharma, Nasus Pharma, Hikma Pharmaceuticals, Inc. (previously INSYS Therapeutics, Inc.), Orexo AB and Belhaven BioPharma. Aquestive Therapeutics is developing a sublingual candidate based on a prodrug of epinephrine (Anaphylm) but received a Complete Response Letter in January 2026 regarding its new drug application for Anaphylm due to concerns with their application. If our current and future intranasal epinephrine technology product candidates are approved for other indications, they would also compete with a range of other therapeutic treatments that are well established such as antihistamines or in development.

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

The FDA and other regulatory agencies actively enforce the laws and regulations relating to the promotion of our products.*

If we are found to have improperly promoted uses of our products in the U.S., we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug and device products. In particular, a product may not be promoted in a manner that results in the company making false or misleading claims. If the FDA determines that our or our partners’ public disclosures, promotional materials or training constitutes promotion of false or misleading claims, it could request modifications to disclosure policies, training or promotional materials or subject us or our partners to regulatory or enforcement actions, including the issuance of an untitled letter, a Warning Letter, injunction, seizure, civil fine or criminal penalties and a requirement for corrective advertising, including “Dear Doctor” letters. On September 9, 2025 and January 23, 2026, we received untitled letters from the HHS regarding our television advertisements. The letters raised concerns from the FDA that our advertisements made false or misleading claims, including with respect to suggesting the avoidance of injectable treatments for emergency treatment of allergic reactions and reducing needle-fear concerns. We submitted responses to the FDA regarding our plan to address its concerns. The FDA completed an evaluation of our responses and issued two close-out letters in June 2026 stating that it appears that we have addressed all the concerns contained in each of the untitled letters. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our or our partners’ promotional or training materials to constitute promotion of false or misleading claims which could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, increased losses and diminished profits and the curtailment or restructuring of operations, any of which could adversely affect our or our partners’ ability to operate and, thus, adversely impact our business and our financial results. The FDA or other enforcement authorities could also request that we enter into a consent decree or a corporate integrity agreement or seek a permanent injunction against us under which specified promotional conduct is monitored, changed, or curtailed. If we cannot successfully manage the promotion of our product in the U.S., we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

We have incurred significant losses since our inception.*

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have one product approved for commercial sale and remain in the early stages of our commercialization efforts, and we will continue to incur significant expenses related to our commercialization activities, clinical development and ongoing operations. As a result, we have incurred significant losses in most periods since our inception. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, pre-commercialization activities, the commercial launch of neffy and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss for the six months ended June 30, 2026 was $123.0 million. As of June 30, 2026, we had an accumulated deficit of $417.6 million. We expect to continue to incur significant losses for the foreseeable future.

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

We may need additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development activities or commercialization efforts.*

Our operations have consumed significant amounts of cash since inception. Based upon our current operating plan, we believe that our cash, cash equivalents, short-term investments, revenues from product sales, cash proceeds from collaboration and out-licensing agreements, and additional borrowings on our Term Loans will be sufficient to meet our anticipated cash requirements until we achieve cash-flow break-even. However, we may not achieve cash-flow break-even within the timeline we anticipate, in which case the foregoing resources by themselves may not be sufficient to support our cash requirements prior to achieving cash-flow break-even. In addition, due to the uncertainties discussed below, our cash requirements may increase beyond what we currently project, in which case our resources may not be sufficient by themselves to support our cash requirements prior to achieving cash-flow break-even. We expect to incur significant expenses related to commercialization, such as sales force compensation, cost of goods sold, marketing, medical affairs, and distribution of neffy. Further, we expect to incur additional costs associated with operating as a public company. We may require significant additional amounts of cash in order to commercialize neffy for its currently approved indications in the United States, or for our current or future intranasal epinephrine technology product candidates which receive regulatory approval. In addition, other unanticipated costs may arise in the course of our continued development and commercialization efforts. Due to these uncertainties, we may not be able to accurately estimate the actual amounts of cash necessary to commercialize neffy for its approved indications in the United States, or any other indications we are pursuing, and to support our business operations.

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

Our Credit Agreement contains conditions and restrictions that limit our flexibility in drawing on the additional funds thereunder and in operating our business. We may be required to repay our outstanding indebtedness under the Credit Agreement earlier than we expect and possibly at a time when we do not have sufficient capital to meet such obligations if an event of default occurs (including a material adverse change affecting our business), which could have a material adverse effect on our financial condition and results of operations.*

As of June 30, 2026, we had an outstanding principal balance under our Credit Agreement of $100.0 million. We may also draw, at our election, up to an additional (i) $25.0 million under the Term B Loan during the period commencing on the six-month anniversary of the Closing Date and ending no later than the one-year anniversary of the Closing Date, (ii) $25.0 million under the Term C Loan will be made available at our election during the period commencing on and including the Closing Date and ending no later than the two-year anniversary of the Closing Date, subject to the satisfaction of a certain revenue requirement under the Credit Agreement, and (iii) $100.0 million under the Term D Loan, subject to the consent of the Lenders. If we are unable to achieve the revenue requirement by the applicable date, we would be unable to borrow additional funds under the Term C Loan under the Credit Agreement, which could negatively impact our ability to fund our operations.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, additional changes include aggregate reductions to Medicare payments to providers pursuant to the Budget Control Act of 2011, which went into effect on April 1, 2013, and due to subsequent legislative amendments, will remain in effect until 2032, unless additional Congressional action is taken.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored-Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example: (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing “Most-Favored-Nation” pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. If implemented, a “Most-Favored-Nation” pricing policy that is determined to apply to us and neffy based on a reference to the lowest ex-U.S. list price for our intranasal epinephrine product could significantly reduce the U.S. list price for neffy and likewise reduce our annual market opportunity for neffy in the United States. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass healthcare related legislation that could, among others, impact the drug approval process, modify the Medicare Drug Price Negotiation Program, expand orphan drug exclusions, and reduce Medicaid enrollment and funding.

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

If we further expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. Our business activities may be subject to the Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer neffy in one or more countries and could materially damage our reputation, brand, international activities, ability to attract and retain employees, and business, prospects, operating results and financial condition.

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

Our relationships with customers, health care professionals and third-party payors may be subject to applicable healthcare laws, which could expose us to penalties, including administrative, civil or criminal penalties, damages, fines, imprisonment, exclusion from participation in federal healthcare programs such as Medicare and Medicaid, reputational harm, the curtailment or restructuring of our operations and diminished future profits and earnings.*

Healthcare professionals and third-party payors play a primary role in the recommendation and prescription of products for which we receive marketing approval, including neffy, and will play a similar role for any product candidates for which we obtain marketing approval in the future. Our current and future arrangements with customers, healthcare professionals and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research, market, sell and distribute neffy or our current or future intranasal epinephrine technology product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following, among others:

•
the federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•
HIPAA which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, of any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services; like the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

•
federal price reporting laws require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products;
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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM”) and the Telephone Consumer Protection Act of 1991 (“TCPA”) impose specific requirements on communications with customers. The TCPA, for example, imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. On July 10, 2026, Jonico, Inc. d/b/a Berlin Pharmacy filed a putative class action lawsuit against us and our wholly owned subsidiary, ARS Pharmaceuticals Operations, Inc., in the U.S. District Court for the Western District of Pennsylvania, Civil Action No. 3:26-cv-01339. The complaint alleges that we sent, or caused to be sent, facsimile advertisements promoting neffy to pharmacies, without the prior express invitation or permission of the recipients and without the requisite opt-out notices, in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). Although we dispute these allegations and intend to vigorously defend ourselves, the outcome is uncertain and the litigation could ultimately result in a material adverse effect on our operations and financial condition.

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

For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

We generally seek to protect our proprietary position by filing or in-licensing patents or patent applications in the United States and abroad related to neffy and our current or future intranasal epinephrine technology product candidates that are important to our business, as appropriate. Our pending and future patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Failure to obtain sufficient intellectual property rights relating to our product could have a material adverse effect on our financial condition and results of operations.

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

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.*

Patents are of national or regional effect. Although as of June 30, 2026 we own, co-own or exclusively license eight issued U.S. patents, granted patents in each of Australia, Canada, China, the Eurasian Patent Organization, Hong Kong, Israel, Japan, Mexico, Singapore, South Korea, Ukraine, and over thirty member states of the European Patent Organization, including the United Kingdom, directed to neffy and its uses, among other things, four pending U.S. patent applications, one pending international patent application and fifteen pending foreign patent applications directed to neffy and its uses, among other things, and two pending U.S. provisional patent applications directed to formulations of epinephrine and its derivatives and methods of their use, among other things, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. Increased patent-related fees from the USPTO and patent offices in foreign countries may significantly increase our operating costs and limit our ability to protect our intellectual property. These increased costs may require us to be more selective in the inventions we choose to patent or the jurisdictions in which we seek protection. If we are unable to adequately fund our patent prosecution and maintenance, or if the costs of defending our patents against third-party challenges become prohibitive, our competitive position could be weakened. Furthermore, these fee structures may incentivize our competitors to adopt more aggressive litigation strategies, potentially increasing our legal expenses and the risk of being unable to exclude others from using our proprietary technology. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These competitor products may compete with our product, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Further, geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Many foreign countries could impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, Brazil enacted Law No. 15.122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entity’s intellectual property rights. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

We may encounter difficulties in managing our growth, which could disrupt our operations.*

We expanded our organization following FDA approval of neffy in August 2024. Specifically, we increased our sales force and made additional hires in the areas of general and administrative, medical, commercial, sales and marketing, and operations. As a result, our headcount has increased from 23 full-time employees and 5 part-time employees as of July 31, 2024 to 195 full-time employees and 5 part-time employees as of June 30, 2026. We may need to further expand our headcount in the future to support our growth strategy. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of our attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such recent and anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If we are unable to effectively manage our recent and expected growth, our ability to generate revenues or achieve future profitability could be reduced and we may not be able to implement our business strategy, including the successful commercialization of neffy.

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

Securities-related class action litigation could divert our resources and management's attention and harm our business.*

Securities-related class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. Such lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of such lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuit and any additional lawsuits, and we may not prevail. On August 5, 2026, a purported stockholder filed a securities class action complaint in the U.S. District Court for the Southern District of California against us and certain of our current and former officers. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions concerning our expected timeline for expanded insurance coverage for neffy. The outcome of this litigation is uncertain and could ultimately result in a material adverse effect on our operations and financial condition. If we are not successful in defense of these claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such claims are not successful, the litigation will result in additional costs, which could be substantial, and could divert our resources and management’s attention from the operation of our business, which could have a material adverse effect on our business, operating results or financial condition. We may also become subject to additional securities class action or related derivative litigation in the future. Any such litigation could also harm our reputation.

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

Future sales of shares by existing stockholders could cause our stock price to decline.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after any applicable legal restrictions on resale lapse or otherwise, the trading price of our common stock could decline. Furthermore, our former executive officers continue to hold a significant number of shares of our common stock. Sales of a substantial portion of these shares, or the perception that such sales may occur, could cause the market price of our common stock to decline and could also increase the volatility of our stock price and impair our ability to raise capital through future equity offerings. We are not able to predict the effect that sales, or the perception that such sales may occur, may have on the prevailing market price of our common stock.

General Risk Factors

Geopolitical conditions may have serious adverse consequences on our business, financial condition and stock price.

International and geopolitical events could also have a serious adverse impact on our business. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions associated with geopolitical conflicts could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
10.1+

Executive Employment Agreement, dated May 12, 2026, between the Company and Donn Casale (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2026).

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

ARS PHARMACEUTICALS, INC.

Date: August 13, 2026	By:	/s/ Donn Casale
Donn Casale
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Kathleen D. Scott
Kathleen D. Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)