Form 10-Q
period 2026-09-30
ARS Pharmaceuticals, Inc.
filed 2026-11-05
CIK 1671858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, there were 100,528,400 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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
•
our expectations regarding the timing of, and our ability to achieve, cash flow breakeven;
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

neffy and EURneffy are trademarks of ours that we use in this Quarterly Report. This Quarterly Report also includes trademarks, trade names, and service marks that are the property of other organizations. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to our trademark and trade names. The use or display of other companies’ trade names or trademarks does not suggest or imply a relationship or affiliation with, or endorsement or sponsorship of us by, any other companies.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARS Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,621	$41,317
Short-term investments	112,733	203,669
Accounts receivable, net	52,757	25,347
Inventories	11,711	8,369
Prepaid expenses and other current assets	8,206	6,194
Total current assets	211,028	284,896
Inventories, noncurrent	21,720	23,053
Property, plant and equipment, net	1,927	2,465
Intangible assets, net	13,624	14,452
Other assets	3,185	2,786
Total assets	$251,484	$327,652
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued liabilities (including related party amounts of $2,436 and $1,624, respectively)	$63,793	$37,948
Contract liability, current	511	609
Other current liabilities	599	588
Total current liabilities	64,903	39,145
Term loans, net (including related party amounts of $4,842 and $4,819, respectively)	121,807	96,374
Financing liability	75,208	72,140
Contract liability, net of current portion	1,047	1,130
Other accrued liabilities	474	4,605
Total liabilities	263,439	213,394
Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value per share; 200,000,000 shares authorized at September 30, 2026 and December 31, 2025; 100,248,400 and 99,290,926 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	10	10
Additional paid-in capital	441,286	408,726
Accumulated other comprehensive (loss) gain, net	(104)	125
Accumulated deficit	(453,147)	(294,603)
Total stockholders’ (deficit) equity	(11,955)	114,258
Total liabilities and stockholders’ (deficit) equity	$251,484	$327,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$33,414	$31,300	$77,076	$51,863
Revenue under collaboration agreements	1,661	55	4,207	2,859
Revenue under supply agreements	2,635	1,146	12,766	1,469
Total revenue	37,710	32,501	94,049	56,191
Operating expenses:
Cost of goods sold (including related party amounts of $1,711, $2,046, $4,795, and $3,400, respectively)	10,098	8,191	29,230	14,269
Research and development (including related party amounts of $551, $559, $1,830, and $1,804, respectively)	18,263	2,751	27,297	9,738
Selling, general and administrative (including related party amounts of $101, $123, $362, and $354, respectively)	43,520	74,751	193,303	170,167
Total operating expenses	71,881	85,693	249,830	194,174
Loss from operations	(34,171)	(53,192)	(155,781)	(137,983)
Other income (expense), net:
Interest income	1,136	2,097	4,709	8,065
Interest expense (including related party amounts of $127, $3, $373, and $3, respectively)	(2,552)	(56)	(7,472)	(56)
Total other (expense) income, net	(1,416)	2,041	(2,763)	8,009
Net loss	$(35,587)	$(51,151)	(158,544)	(129,974)
Unrealized gains (losses) on available-for-sale securities	36	39	(229)	(227)
Comprehensive loss	$(35,551)	$(51,112)	$(158,773)	$(130,201)
Net loss per share, basic and diluted	$(0.36)	$(0.52)	$(1.59)	$(1.32)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	99,685,424	98,807,600	99,432,878	98,412,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

(unaudited)

				Accumulated
	Common			Other		Total
	Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Gain (Loss), Net	Deficit	(Deficit) Equity
Balance at December 31, 2025	99,290,926	$10	$408,726	$125	$(294,603)	$114,258
Exercise of common stock options and release of restricted stock units	9,211	—	62	—	—	62
Stock-based compensation	—	—	7,827	—	—	7,827
Net loss and comprehensive loss	—	—	—	(221)	(60,618)	(60,839)
Balance at March 31, 2026	99,300,137	10	416,615	(96)	(355,221)	61,308
Exercise of common stock options and shares issued under the employee stock purchase plan	137,728	—	786	—	—	786
Stock-based compensation	—	—	12,801	—	—	12,801
Net loss and comprehensive loss	—	—	—	(44)	(62,339)	(62,383)
Balance at June 30, 2026	99,437,865	10	430,202	(140)	(417,560)	12,512
Exercise of common stock options	810,535	—	2,557	—	—	2,557
Stock-based compensation	—	—	8,527	—	—	8,527
Net loss and comprehensive loss	—	—	—	36	(35,587)	(35,551)
Balance at September 30, 2026	100,248,400	$10	$441,286	$(104)	$(453,147)	$(11,955)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

(unaudited)

				Accumulated
	Common			Other		Total
	Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Gain (Loss), Net	Deficit	(Deficit) Equity
Balance at December 31, 2024	97,954,172	$10	$379,873	$220	$(123,305)	$256,798
Exercise of common stock options and release of restricted stock units	175,632	—	725	—	—	725
Stock-based compensation	—	—	5,539	—	—	5,539
Net loss and comprehensive loss	—	—	—	(148)	(33,940)	(34,088)
Balance at March 31, 2025	98,129,804	10	386,137	72	(157,245)	228,974
Exercise of common stock options and shares issued under the employee stock purchase plan	567,854	—	2,697	—	—	2,697
Stock-based compensation	—	—	5,651	—	—	5,651
Net loss and comprehensive loss	—	—	—	(118)	(44,883)	(45,001)
Balance at June 30, 2025	98,697,658	10	394,485	(46)	(202,128)	192,321
Exercise of common stock options	146,520	—	479	—	—	479
Stock-based compensation	—	—	5,967	—	—	5,967
Net loss and comprehensive loss	—	—	—	39	(51,151)	(51,112)
Balance at September 30, 2025	98,844,178	$10	$400,931	$(7)	$(253,279)	$147,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARS Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(158,544)	$(129,974)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	27,940	16,358
Depreciation and amortization expense	1,228	950
Accretion on investments, net of amortization	(2,070)	(4,520)
Other non-cash items	2,503	2,434
Changes in operating assets and liabilities:
Accounts receivable	(27,363)	(28,382)
Inventories	(2,564)	(12,269)
Prepaid expenses and other assets	(2,599)	372
Accounts payable and accrued liabilities	22,064	27,945
Contract liability	(181)	(295)
Net cash and cash equivalents used in operating activities	(139,586)	(127,381)
Cash flows from investing activities:
Purchases of short-term investments, available-for-sale	(67,681)	(193,147)
Proceeds from maturities and sales of short-term investments, available-for-sale	160,458	232,000
Payments of milestone obligations under license agreements	—	(5,860)
Purchases of property and equipment	—	(339)
Net cash and cash equivalents provided by investing activities	92,777	32,654
Cash flows from financing activities:
Proceeds from term loan, net of issuance costs	24,973	96,989
Proceeds from milestone obligations met and royalties earned under license agreements recognized as an increase to the financing liability	2,735	2,577
Proceeds from exercise of common stock options and issuance of common stock under the employee stock purchase plan	3,405	3,901
Net cash and cash equivalents provided by financing activities	31,113	103,467
Net (decrease) increase in cash and cash equivalents	(15,696)	8,740
Cash and cash equivalents at beginning of period	41,317	50,817
Cash and cash equivalents at end of period	$25,621	$59,557
Supplemental cash flow information:
Cash paid for interest	$7,011	$—
Non-cash investing and financing activities:
Intangible assets included in accounts payable and accrued liabilities	$—	$2,000

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses in most years since its inception and had an accumulated deficit of $453.1 million as of September 30, 2026. The Company had cash, cash equivalents, and short-term investments of $138.4 million as of September 30, 2026 and has not generated positive cash flows from operations in most years. To date, the Company has funded its operations primarily with proceeds from the merger with Silverback Therapeutics, Inc. (“Silverback”) in November 2022 (the “Merger”), the private placement of convertible preferred stock, the issuance of common stock, licensing, supply and distribution agreements, debt, and net product sales. The Company’s currently available cash, cash equivalents, and short-term investments as of September 30, 2026 are sufficient to meet its anticipated cash requirements for at least the 12 months following the date these financial statements are issued.

From August 5, 2015 (inception) through September 30, 2026, the Company has devoted substantially all of its efforts to developing intellectual property, conducting product development and clinical trials, organizing and staffing the Company, business planning, raising capital, building infrastructure, pre-commercial and commercial activities, and providing general and administrative support for these operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. There can be no assurance that the Company will achieve profitability in the future, or if achieved, that it will be sustained on a continuing basis.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of stockholders’ (deficit) equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, are unaudited. The balance sheet as of December 31, 2025 was derived from the audited financial statements as of and for the year ended December 31, 2025. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2026, the condensed consolidated results of its operations for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2026 and 2025 are also unaudited. The condensed consolidated results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other period.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash readily available in checking, money market mutual funds, and short-term investments with remaining maturities when purchased of 90 days or less, if any. The Company considers all highly liquid investments with remaining maturities when purchased of 90 days or less to be cash equivalents.

Investments

The Company invests excess cash in investment grade fixed income securities. These investments are included in short-term investments on the condensed consolidated balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive (loss) gain, net. Realized gains and losses on the sale of securities are recognized in other (expense) income, net.

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

When the collectability of an invoice is no longer probable, the Company will create a reserve for that specific receivable. If a receivable is determined to be uncollectible, it is charged against the general credit loss reserve or the reserve for the specific receivable, if one exists. The allowance for credit losses was not material at both September 30, 2026 and December 31, 2025.

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

The following table presents customers whose accounts receivable balances represented 10% or more of total accounts receivable as of the dates presented:

	% of Accounts Receivable
	September 30,	December 31,
	2026	2025
Customer A	30%	18%
Customer B	30%	15%
Customer C	25%	21%
Customer D	*	12%
Customer E	*	16%

_____________

* Amounts related to respective customer represented less than 10% for the period presented.

The following table presents customers that accounted for 10% or more of total gross product revenue during the periods presented:

	% of Total Gross Product Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	27%	25%	25%	22%
Customer B	24%	23%	25%	24%
Customer C	22%	21%	20%	21%
Customer D	*	14%	*	13%

_____________

* Amounts related to respective customer represented less than 10% for the period presented.

For each of the three and nine months ended September 30, 2026, two customers accounted for 100% of revenue under collaboration agreements, with each customer representing 25% and 75% and 30% and 70% of revenue under collaboration agreements, respectively. For the three and nine months ended September 30, 2026, three customers accounted for 93% and 96% of revenue under supply agreements, with each individual customer representing between 12% and 66% and 11% and 47% of revenue under supply agreements, respectively. For each of the three and nine months ended September 30, 2025, one customer accounted for 100% of revenue under collaboration agreements. For the three and nine months ended September 30, 2025, two customers accounted for 100% and 98% of revenue under supply agreements, with each customer representing 19% and 81% and 15% and 83% of revenue under supply agreements, respectively. To date, the Company has not experienced any credit losses from its trade and partner accounts receivable.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment, the ROU asset, and intangible assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the asset or asset group are expected to generate, including its eventual residual value. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds its fair value. The Company has not recognized any impairment losses from inception through September 30, 2026.

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

Co-payment Programs. The Company offers co-payment assistance programs to commercially insured patients whose insurance requires a co-payment to be made when filling their prescription. The Company estimates the amount of co-payment assistance based on the expected volume and the average buy down rate associated with the revenue recognized for products that remain in the distribution channel and any co-payment assistance amounts not invoiced to the Company at the end of each reporting period. Co-payment program estimates are recorded as other current liabilities on the accompanying condensed consolidated balance sheets.

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

The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; clinical, regulatory, and/or commercial milestone payments; payment for clinical and commercial supply; and royalties on the net sales of licensed products.

Commercial Supply. Arrangements that include a promise for the future supply of drug product for commercial sale at the licensee’s discretion are generally considered customer options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. Revenue from product sales to the Company’s collaboration partners is recognized at the point-in-time that the collaboration partner obtains control, which is typically based upon the terms of delivery of the product. Revenue related to commercial supply arrangements, including transfer price revenue, is recorded to revenue under supply agreements on the condensed consolidated statements of operations.

Licenses of Intellectual Property. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, revenue is recognized from non-refundable, upfront payments allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. If the license is subject to repurchase by the Company, at its option, control of the license is not considered transferred to the customer, and in such case, the Company would account for the proceeds allocated to such license as either a financing obligation or a lease in accordance with ASC 606. Future amounts received related to the license which is subject to the Company’s repurchase, such as royalties or milestone payments, would be accounted for as additional financing proceeds and would increase the financing obligation in the accompanying condensed consolidated balance sheet. The Company would record such financing obligation as revenue when the right to repurchase has lapsed or was exercised. Revenue related to the licensing of intellectual property is recorded to revenue under collaboration agreements on the condensed consolidated statements of operations.

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

Milestone Payments. At the inception of each arrangement that includes clinical, regulatory or commercial milestone payments, the Company evaluates whether achieving the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. In making the assessment of the constraint, the Company considers several factors, such as the stage of product development, the risks associated with the remaining activities required to achieve the milestones, as well as whether the achievement of the milestone is outside the control of the Company. Milestone payments that are not within the Company’s control, such as approvals from regulators or where attainment of the specified event is dependent on the development activities of a third party, are not considered probable of being achieved until those approvals are received or the specified event occurs. Revenue is recognized when the underlying performance obligation has been met. Revenue related to clinical, regulatory, or commercial milestone payments is recorded to revenue under collaboration agreements on the condensed consolidated statements of operations.

Transaction Price Allocation. At the inception of each arrangement, the Company identifies its distinct performance obligations and allocates the transaction price to the performance obligations based upon their relative standalone selling prices. Standalone selling price is the price at which an entity would sell a promised good or service separately to a customer. The best evidence of standalone selling price is an observable price of a good or service when sold separately by an entity in similar circumstances to similar customers. Since the Company typically does not have such evidence, the Company estimates standalone selling price so that the amount that is allocated to each performance obligation equals the amount that the Company expects to receive for transferring the promised goods or services. The methods that the Company uses to make such estimates include (1) the adjusted market assessment approach, under which the Company forecasts product sales in the appropriate market, considers probability of commercialization success, and estimates discount rates; and (2) the expected cost of satisfying the performance obligations inclusive of a reasonable margin, also known as the expected cost plus margin approach. Revenue related to transaction price allocation is recorded to revenue under collaboration agreements on the condensed consolidated statements of operations.

Research and Development Revenues. For arrangements that contain research and development commitments, any arrangement consideration allocated to the research and development work is recognized as the underlying services are performed over the research and development term, if the criteria for over time recognition are met. If the over time recognition criteria are not met, research and development performance obligations are recognized at a point-in-time, when the research and development work is completed. Revenue related to research and development commitments is recorded to revenue under collaboration agreements on the condensed consolidated statements of operations.

Clinical Supply. Arrangements that include a promise for the future supply of drug product for clinical development at the licensee’s discretion are generally considered customer options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. Revenue from product sales to the Company’s collaboration partners is recognized at the point-in-time that the collaboration partner obtains control, which is typically based upon the terms of delivery of the product. Revenue related to clinical supply arrangements is recorded to revenue under collaboration agreements on the condensed consolidated statements of operations.

Royalty Revenues. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Revenue related to royalties is recorded to revenue under collaboration agreements on the condensed consolidated statements of operations.

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

Research and Development Costs

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, stock-based compensation expense, external research and development costs incurred under agreements with contract research organizations, investigative sites and consultants to conduct clinical studies, costs related to compliance with regulatory requirements, costs related to in-licensing technology, costs related to manufacturing the Company’s product candidates (including neffy prior to FDA approval in August 2024) for clinical trials, and other allocated expenses.

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

Advertising

Costs for producing advertising are expensed when incurred. Costs for communicating advertising, such as search engine marketing, banner advertisements, social media advertisements, and print advertisements, are recorded as prepaid expenses and then expensed the first time the advertising takes place. Advertising costs for the three and nine months ended September 30, 2026, were $3.9 million and $71.2 million, respectively. For the three and nine months ended September 30, 2025, advertising costs were $40.9 million and $72.8 million, respectively.

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

The following securities are excluded from the calculation of weighted-average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2026	2025
Warrants to purchase common stock	45,456	45,456
Common stock options outstanding	19,817,214	17,106,592
Estimated shares to be purchased under the employee stock purchase plan	70,531	43,255
Restricted stock units outstanding	—	1,382
Total	19,933,201	17,196,685

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

As of September 30, 2026, the Company has earned an aggregate of $15.0 million for the upfront payment and achievement of regulatory and commercial milestones, and there are no remaining regulatory or commercial milestone payments under the Alfresa Agreement. The Company is also entitled to receive a transfer price in the low double-digit percentage on future net sales of neffy in Japan.

No revenue under collaboration agreements was recognized under the Alfresa Agreement for the three and nine months ended September 30, 2026 and 2025.

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

In February 2023, the Company and Recordati entered into a termination agreement (the “Recordati Termination Agreement”), pursuant to which, among other things, the Company and Recordati agreed to terminate the Recordati Agreement. Pursuant to the Recordati Termination Agreement, the Company reacquired all of the Recordati Rights, paid Recordati a one-time upfront payment of €3.0 million ($3.3 million in U.S. dollars), and agreed to pay additional payments upon achievement of certain milestones including: (i) a European Medicines Agency (“EMA”) regulatory milestone payment of €2.0 million, (ii) a milestone payment of €5.0 million upon first commercial sale of neffy in the Recordati Territory, and (iii) royalty payments of up to €5.0 million in the aggregate from sales of neffy in the Recordati Territory (collectively, the “Recordati Rights”). As of September 30, 2026, potential royalty payments of up to €4.1 million (approximately $4.7 million in U.S. dollars) remain.

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

Royalty expense from the sale of neffy in the Recordati Territory for the three and nine months ended September 30, 2026 was $0.3 million and $0.5 million, respectively, and was recorded in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2025, royalty expense was $0.1 million and $0.2 million, respectively.

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

As of September 30, 2026, the Company has earned an aggregate of $7.0 million for the upfront payment and achievement of regulatory and commercial milestones and is eligible to receive up to $80.0 million in sales-based milestone payments. There are no regulatory or commercial milestones remaining under the Pediatrix Agreement. Since receiving regulatory approval in the Pediatrix Territory, the Company is also entitled to tiered royalties in the low double-digits on future net sales in the Pediatrix Territory and will receive a per unit supply price for commercial supply sold to Pediatrix under the Pediatrix Supply Agreement.

No revenue under collaboration agreements was recognized under the Pediatrix Agreement for the three and nine months ended September 30, 2026 and 2025.

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

As of September 30, 2026, the Company has earned an aggregate of $3.9 million for the upfront payment and achievement of regulatory and commercial milestones and is eligible to receive up to $1.0 million in remaining regulatory and commercial milestones. Since receiving approval in the Seqirus Territory, the Company is also entitled to receive a per unit supply price for commercial supply sold to Seqirus.

During the three and nine months ended September 30, 2026, the Company earned a commercial milestone payment of $1.3 million, which was recorded to collaboration revenue. No revenue under collaboration agreements was recognized under the Seqirus Agreement for the three and nine months ended September 30, 2025.

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

Accounting Assessment

The Company concluded that the ALK Collaboration Agreement and the ALK Supply Agreement qualify as a contract with a customer under ASC 606 as one combined arrangement. The Company identified the following performance obligations: (i) exclusive commercialization license in the European Economic Area (the “EEA License”); (ii) exclusive commercialization license in the rest of the ALK Territory (the “ROW License”); and (iii) five separate development and regulatory services performance obligations. The Company also evaluated the (i) promise to add a New Product and new indications to the ALK Collaboration Agreement, and (ii) the promises under the ALK Supply Agreement, and concluded that these promises did not meet the definition of a performance obligation nor did these promises convey a material right to ALK.

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

As of September 30, 2026, the Company has earned an aggregate of $155.0 million in milestone payments for the upfront payment and achievement of regulatory and commercial milestones, of which $74.2 million has been allocated to the EEA License and is accounted for as a financing liability. The Company is eligible to receive remaining regulatory milestone payments of up to $10.0 million and sales-based milestone payments of up to $300.0 million as well as tiered royalties on net sales in the mid- to high-teens, subject to customary reductions and offsets. Royalties are payable on a Product-by-Product and country-by-country basis until the latest of: (i) the expiration of the licensed patents covering such Product in such country; (ii) 15 years from the first commercial sale of such Product in such country; or (iii) expiration of regulatory exclusivity for such Product in such country. The Company is also eligible to receive a per unit supply price for commercial supply sold to ALK under the ALK Supply Agreement.

The Company earned the $5.0 million regulatory milestone during the three months ended March 31, 2026, of which $2.5 million was recognized as revenue under collaboration agreements in the accompanying condensed consolidated statements of operations and comprehensive loss. The remaining $2.5 million was allocated to the development and regulatory performance obligations and EEA license and recognized as increases to the contract liability and financing liability, respectively. Revenue recognized for the performance of development and regulatory services under the ALK Collaboration Agreement for the three and nine months ended September 30, 2026 was $0.1 million and $0.3 million, respectively, and was recorded in revenue under collaboration agreements in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2025, revenue recognized for the performance of development and regulatory services was less than $0.1 million and $0.3 million, respectively.

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

A reconciliation of the contract liability from the ALK Collaboration Agreement is as follows (in thousands):

Balance at December 31, 2025	$1,739
Regulatory milestone allocated to development and regulatory performance obligations	69
Revenue recognized related to development and regulatory performance obligations	(250)
Balance at September 30, 2026	$1,558

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

A reconciliation of the Financing Liability from the ALK Collaboration Agreement is as follows (in thousands):

Balance at December 31, 2025	$72,140
Regulatory milestone allocated to the EEA License	2,393
Sales-based royalties earned under the EEA License	675
Balance at September 30, 2026	$75,208

ALK Co-Promotion Agreement

In May 2025, the Company and ALK-Abelló, Inc. (“ALK U.S.”, an affiliate of ALK) entered into a co-promotion agreement, which was subsequently amended in October 2025 and March 2026, and the parties entered into a related side letter in August 2026 (the “ALK Co-Promotion Agreement”), to co-promote neffy to over 10,000 specified pediatricians and other prescribers in the U.S. Accordingly, the Company granted ALK U.S. a non-exclusive, royalty-free license to use the neffy trademarks and copyrights and the ARS house marks in the U.S. solely in connection with promoting neffy pursuant to the terms of the ALK Co-Promotion Agreement.

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

The Company evaluated the terms of the ALK Co-Promotion Agreement and concluded that it represents a vendor arrangement with ALK U.S. Expense under the ALK Co-Promotion Agreement for the three and nine months ended September 30, 2026 was $1.5 million and $6.8 million, respectively, and was recorded in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2025, selling, general and administrative expense under the ALK Co-Promotion Agreement was $2.4 million and $3.8 million, respectively. The corresponding liability was recorded in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2026.

4. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$26,997	$26,815
Work in process	918	288
Finished goods	5,516	4,319
Total inventories	$33,431	$31,422
Reported as:
Inventories	$11,711	$8,369
Inventories, noncurrent	21,720	23,053
Total inventories	$33,431	$31,422

Prior to FDA approval in August 2024, costs incurred for the manufacturing of neffy were recorded as research and development expenses, which upon approval resulted in zero-cost inventory. The Company held no zero-cost inventory as of September 30, 2026. The Company held $6.7 million in zero-cost inventory as of December 31, 2025, none of which was determined to be obsolete.

5. Intangible Assets

Intangible assets, net, all of which are finite-lived, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Capitalized milestone payments(1)	$15,360	$15,360
Less accumulated amortization	(1,736)	(908)
Total	$13,624	$14,452

______________

(1) As described in Note 3 – Collaboration, Out-Licensing and Related Agreements and Note 10 – In-Licensing and Supply, capitalized milestone payments were recognized from the Recordati Termination Agreement and Aegis License Agreement, respectively.

Amortization expense for the three and nine months ended September 30, 2026 was $0.3 million and $0.8 million, respectively, and was recorded in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2025, amortization expense was $0.2 million and $0.5 million, respectively.

The weighted-average amortization period of intangible assets is 12.3 years. As of September 30, 2026, estimated future amortization expense for capitalized intangible assets is expected to be as follows (in thousands):

Year Ended December 31,	Amount
2026 (remaining three months)	$276
2027	1,105
2028	1,105
2029	1,105
2030	1,105
2031 and thereafter	8,928
Total	$13,624

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

Level 1	–	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	–	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
Level 3	–	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

			Gross	Gross	Estimated
		Amortized	Unrealized	Unrealized	Fair
	Level	Cost	Gains	Losses	Value
September 30, 2026
Cash and cash equivalents - Money market mutual funds	1	$25,321	$—	$—	$25,321
Short-term investments - U.S. Treasury securities	2	112,837	—	(104)	112,733
Total		$138,158	$—	$(104)	$138,054
December 31, 2025
Cash and cash equivalents - Money market mutual funds	1	$41,030	$—	$—	$41,030
Short-term investments - U.S. Treasury securities	2	203,544	134	(9)	203,669
Total		$244,574	$134	$(9)	$244,699

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the periods presented. During the three and nine months ended September 30, 2026, the Company purchased $33.1 million and $67.7 million in short-term investments, respectively, and $56.5 million and $160.5 million in short-term investments matured or were sold, respectively. During the three and nine months ended September 30, 2025, the Company purchased $127.4 million and $193.1 million in short-term investments, respectively, and $88.5 million and $232.0 million in short-term investments matured, respectively.

The Company’s short-term investments portfolio contains investments in U.S. Treasury securities that have an effective maturity date that is less than one year from the respective balance sheet date. The Company’s money market mutual fund holdings are highly liquid and invest primarily in cash and U.S. Treasury securities.

For the three and nine months ended September 30, 2026, net unrealized gains on available-for-sale securities were less than $0.1 million and net unrealized losses were $0.2 million, respectively. For the three and nine months ended September 30, 2025, net unrealized gains were less than $0.1 million and net unrealized losses on available-for-sale securities were $0.2 million, respectively. Management determined that the gross unrealized losses on the Company’s available-for-sale securities as of September 30, 2026 were primarily attributable to current economic and market conditions and not credit risk. As of September 30, 2026 and December 31, 2025, no allowance for credit losses was recorded for available-for-sale securities. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell any investments prior to recovery of its amortized cost basis, which is expected to be at maturity.

Accrued interest receivable on the Company’s available-for-sale securities was $0.5 million and $1.0 million at September 30, 2026 and December 31, 2025, respectively, and was included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

The Company’s Term Loans (as defined in Note 8 – Term Loans) are carried at historical cost, adjusted for the debt discount and debt issuance costs, and are not required to be carried at fair value. The carrying value of the Term Loans approximates fair value due to the use of current market rates that are repriced frequently.

As of September 30, 2026 and December 31, 2025, the Company did not have any liabilities that were measured at fair value on a recurring basis.

7. Balance Sheet Details

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable	$5,418	$5,725
Accrued gross-to-net liabilities	25,540	14,162
Accrued marketing related expenses	15,245	6,880
Accrued compensation	7,202	1,276
Accrued cost of goods sold	3,757	3,165
Other	6,631	6,740
Total	$63,793	$37,948

8. Term Loans

On September 29, 2025 (the “Closing Date”), the Company and certain direct and indirect subsidiaries of the Company who may become a party thereto from time to time, as guarantors (the “Guarantors”), and ARS Pharmaceuticals Operations, Inc., as the borrower (the “Borrower” and, collectively with the Guarantors, the “Credit Parties”), entered into a credit agreement (the “Credit Agreement”), which was amended in July 2026, with RA Capital Agency Services, LLC (as the “Administrative Agent” and as the “Collateral Agent”), and affiliates of OMERS Administration Corporation and RA Capital Management, L.P., as lenders, and such other lenders who may become a party thereto from time to time (the “Lenders”), providing for an aggregate principal amount of up to $250.0 million of term loans from the Lenders to the Borrower (the “Term Loans”). The Term Loans will mature on September 29, 2030.

Pursuant to the terms of the Credit Agreement, the Term Loans may be advanced in four tranches. The first tranche (the “Term A Loan”) was funded in the principal amount of $100.0 million on the Closing Date. The second tranche (the “Term B Loan”) was subsequently funded in the principal amount of $25.0 million on September 25, 2026. The third tranche (the “Term C Loan”), in a principal amount of $25.0 million, may be advanced at the Borrower’s election during the period commencing on and including the Closing Date and ending no later than the two-year anniversary of the Closing Date, subject to the Company achieving trailing 12-month (“TTM”) net revenues for neffy of at least $100.0 million and customary conditions. The fourth tranche (the “Term D Loan”) of up to $100.0 million is uncommitted and may be advanced at the Borrower’s election, subject to the consent of all of the Term D Lenders and customary conditions. All outstanding principal is due at maturity on September 29, 2030. The Term Loans require interest-only payments and do not require scheduled principal payments prior to maturity. The Borrower may prepay principal on the Term Loans, in whole or in part, subject to a prepayment premium and an exit fee.

The Company received $100.0 million in gross cash proceeds from the Term A Loan on the Closing Date, less the upfront fees taken in the form of an original issue discount and third-party fees totaling $3.8 million. The Company also received $25.0 million in gross cash proceeds from the Term B Loan on September 25, 2026, less third-party fees totaling less than $0.1 million. The debt discount and the debt issuance costs associated with each of the Term A Loan and Term B Loan are recorded net of the respective loan balance and are amortized to interest expense over the term of each loan using the effective interest rate method.

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

The following table summarizes the composition of the Term Loans as reflected on the accompanying condensed consolidated balance sheet (in thousands):

	September 30, 2026	December 31, 2025
Gross proceeds	$125,000	$100,000
Unamortized debt discount and debt issuance costs	(3,193)	(3,626)
Total	$121,807	$96,374

9. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business.

On July 24, 2023, Aera A/S, an IP consultancy firm in Denmark representing an unidentified opponent, filed a notice of opposition with the European Patent Office (the “EPO”) in respect of EP 3678649 (the “EP ‘649 Patent”), which is a patent directed to a nasal spray formulation of epinephrine, and uses thereof. Following oral proceedings on October 7, 2025, the EPO Opposition Division upheld the validity of all claims of the EP ‘649 Patent. The opponent appealed the decision of the Opposition Division, and the Company filed its response to the grounds of appeal on July 3, 2026. Oral proceedings before the Board of Appeal are scheduled for July 1, 2027. The Company intends to continue to vigorously defend the EP ’649 Patent, although the Board of Appeal may reverse the decision of the Opposition Division in whole or in part.

On March 25, 2025, AptarGroup, Inc. (“AptarGroup”) and Aptar France SAS (collectively, “Aptar”) filed a suit against ARS Pharmaceuticals, Inc. and ARS Pharmaceuticals Operations, Inc. in the United States District Court for the Southern District of New York. Aptar alleges the Company violated the Defend Trade Secrets Act (18 USC § 1836), misappropriated trade secrets under New York state law, and committed various breaches of contract. The complaint was served to the Company, and the Company filed a motion to dismiss on June 12, 2025. Aptar subsequently filed an opposition to the motion to dismiss on July 28, 2025, and the Company filed a reply brief on August 27, 2025. On March 30, 2026, the Court granted in part and denied in part the motion to dismiss, dismissing the trade secret misappropriation claim under New York state law and allowing the other claims to proceed. On April 29, 2026, Aptar filed a motion for leave to file an amended complaint to replead the previously dismissed claim, which the Company opposed. The Court granted the motion for leave to file an amended complaint on June 17, 2026, and the Company filed its answer to the amended complaint on July 6, 2026. Aptar moved to further amend the complaint on October 14, 2026, seeking to add Silgan Dispensing Systems Corp. as an additional defendant. The Company intends to vigorously defend itself in this matter. On September 29, 2025, the Company filed a lawsuit against AptarGroup in the U.S. District Court for the Southern District of California, alleging that AptarGroup violated federal antitrust law in connection with its sale of certain constituent parts of neffy. On December 16, 2025, Aptar moved to dismiss or in the alternative transfer ARS’s lawsuit to the Southern District of New York. On January 27, 2026, ARS filed an opposition to Aptar’s motion to dismiss, and Aptar filed a reply brief on February 27, 2026. On July 17, 2026, the Court declined to address Aptar’s motion to dismiss arguments and instead transferred the Company’s lawsuit to the Southern District of New York. On August 7, 2026, Aptar again moved to dismiss the complaint. The Company filed an opposition on August 21, 2026, and Aptar filed a reply brief on August 28, 2026. The Company intends to diligently pursue this claim and seek all available relief.

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

On February 26, 2026, the Company filed a lawsuit against Lupin, Inc., Lupin Ltd., and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) in the United States District Court for the District of New Jersey, alleging infringement of U.S. Patent Nos.: 10,576,156, 10,682,414, 11,173,209, 11,191,838, 11,717,571, 11,744,895, 11,918,655, and 12,324,838 and seeking a permanent injunction preventing market entry of a generic product from Lupin prior to the expiry of such patents. The lawsuit follows a Paragraph IV certification notice letter received from Lupin on February 6, 2026, advising the Company that Lupin submitted an Abbreviated New Drug Application to the FDA seeking approval to manufacture and sell a generic version of the Company’s product neffy 1 mg (epinephrine nasal spray) prior to the expiration of the patents referenced above. On October 1, 2026, the Company and Lupin entered into a stipulation whereby Lupin, while maintaining its challenges to validity, agreed that its proposed generic 1mg and 2mg epinephrine nasal spray products meet all of the limitations of the asserted claims of U.S. Patents Nos. 10,682,414, 11,191,838, 11,717,571, 11,744,895, 11,918,655, and 12,324,838.

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

On July 10, 2026, Jonico, Inc. d/b/a Berlin Pharmacy filed a putative class action lawsuit against the Company, and its wholly owned subsidiary, ARS Pharmaceuticals Operations, Inc., in the U.S. District Court for the Western District of Pennsylvania, Civil Action No. 3:26-cv-01339. The complaint alleges that the Company sent, or caused to be sent, facsimile advertisements promoting neffy to pharmacies, without the prior express invitation or permission of the recipients and without the requisite opt-out notices, in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The TCPA provides for statutory damages of $500 per violation, which may be trebled up to $1,500 per violation for willful or knowing violations; the complaint also seeks injunctive relief. On September 28, 2026, the Company moved to dismiss the complaint for failure to state a claim, arguing that the alleged facsimile does not qualify as an “advertisement” under the TCPA. On October 19, 2026, before the Company’s motion to dismiss was fully briefed and decided, the plaintiff filed an amended complaint (the “First Amended Complaint”). The First Amended Complaint asserts the same TCPA claim as the original complaint. The Company disputes these allegations and intends to vigorously defend itself.

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

Regardless of the outcome, involvement in legal proceedings may have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company cannot predict the outcome of these suits, and failure by the Company to obtain favorable resolutions could have a material adverse effect on its business, results of operations, and financial condition. The Company’s chances of success on the merits of these suits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of September 30, 2026.

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

The total remaining unconditional purchase obligations related to the supply of raw materials is $55.6 million as of September 30, 2026. Purchase obligations by year are as follows: 2026 ($9.4 million), 2027 ($11.8 million), 2028 ($13.8 million), and $2.9 million per year thereafter through 2035. During the three and nine months ended September 30, 2026, the Company made zero and $1.6 million in payments under these agreements, respectively. During the three and nine months ended September 30, 2025, the Company made $0.7 million and $8.0 million in payments under these agreements, respectively.

Subsequent to period end, the Company entered into an amendment to certain arrangements related to the supply of raw materials, reducing the remaining unconditional purchase obligations by $23.9 million.

The total amount of commitments related to the ALK Co-Promotion Agreement is $18.2 million as of September 30, 2026. Commitments by year are as follows: 2026 ($4.4 million), 2027 ($10.7 million), 2028 ($1.8 million), and 2029 ($1.3 million). No payments were made under this agreement during the three and nine months ended September 30, 2026 and 2025.

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

Since the FDA approval of neffy in August 2024, regulatory and commercial milestone payments have been capitalized as intangible assets in the consolidated balance sheets upon achievement. Amortization expense for capitalized milestone payments has been recognized as cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the estimated life of the intellectual property. In August and September 2024, milestone payments of $2.5 million and $5.0 million were recognized for achieving FDA approval of neffy and the first commercial sale of neffy, respectively. In September 2025, a milestone payment of $2.0 million was recognized for achieving certain annual net product sales of neffy. As of September 30, 2026, the Company’s remaining milestone payment obligation is $9.0 million upon the achievement of certain annual net sales.

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

The Company and Aegis jointly bear certain patent costs incurred in connection with the prosecution and maintenance of patent rights specific to epinephrine and epinephrine products. Legal patent expense under the Aegis Agreement was $0.5 million and $1.5 million for the three and nine months ended September 30, 2026, respectively. No legal patent expense was incurred under the Aegis Agreement for the three and nine months ended September 30, 2025.

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

License Agreement

On July 1, 2026, the Company entered into a license agreement (the “License Agreement”) with a strategic partner, pursuant to which the Company received exclusive worldwide rights to certain intellectual property related to epinephrine products. The Company paid an upfront license fee of $12.5 million, which was recognized as research and development expense in each of the three and nine months ended September 30, 2026. The License Agreement also includes future development, regulatory and commercial milestone payments of up to $60.0 million in the aggregate, as well as sales-based royalty payments on products incorporating the licensed intellectual property.

11. Common Stock and Stockholders’ Equity

Authorized Shares

The Company’s current Amended and Restated Certificate of Incorporation authorizes 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following:

	September 30, 2026	December 31, 2025
Common stock options granted and outstanding	19,817,214	16,744,639
Common stock reserved for future awards or option grants	9,118,580	8,085,186
Common stock reserved for future employee stock purchase plan issuances	3,325,048	2,722,563
Warrants to purchase common stock	45,456	45,456
Restricted stock units granted and outstanding	—	1,382
Total	32,306,298	27,599,226

Equity Offerings

In January 2025, the Company filed an automatic shelf registration statement on Form S-3ASR with the Securities and Exchange Commission which became effective upon filing (the “Shelf Registration Statement”). The Shelf Registration Statement allows the Company, from time to time, to offer and sell any combination of shares of the Company’s common stock and preferred stock, various series of debt securities, and/or warrants to purchase any of such securities, either individually or in combination with other securities, in one or more offerings. The Company simultaneously entered into a Controlled Equity OfferingSM sales agreement (the “Equity Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to allow the Company to offer, sell and issue shares of the Company’s common stock from time to time through Cantor acting as sales agent and up to a maximum aggregate offering price of $200.0 million. As of September 30, 2026, no securities have been sold pursuant to the Shelf Registration Statement or Equity Sales Agreement.

12. Stock-Based Compensation

Stock-based compensation expense recognized for all equity awards has been reported in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expense(1)	$2,089	$664	$3,941	$1,991
Selling, general and administrative expense(2)	6,033	5,025	23,999	14,367
Total	$8,122	$5,689	$27,940	$16,358

_____________

(1) Stock-based compensation expense for the three and nine months ended September 30, 2026 included $1.7 million related to the accelerated vesting of previously unvested equity awards upon the termination of a former executive officer.

(2) Stock-based compensation expense for the three and nine months ended September 30, 2026 included $1.5 million and $6.8 million, respectively, related to the accelerated vesting of previously unvested equity awards upon the termination of former executive officers.

Stock-based compensation expense capitalized into inventory for the three and nine months ended September 30, 2026 was $0.4 million and $1.2 million, respectively. For the three and nine months ended September 30, 2025, stock-based compensation expense capitalized into inventory was $0.3 million and $0.8 million, respectively.

As of September 30, 2026, the total unrecognized stock-based compensation expense related to outstanding employee options was $43.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.8 years.

As of September 30, 2026 and December 31, 2025, there were zero and 1,382 restricted stock units outstanding, respectively.

Equity Incentive Plans

The Company maintains the 2016, 2018 and 2020 Equity Incentive Plans and the Employee Stock Purchase Plan (“ESPP”). Shares of common stock purchased under the ESPP for the nine months ended September 30, 2026 and 2025 were 97,515 shares and 111,918 shares, respectively.

As of September 30, 2026, 30,701,662 shares were authorized under the 2016 and 2020 Equity Incentive Plans, of which 8,821,235 shares were available for future grant, and 16,380,208 shares were outstanding. As of September 30, 2026, 6,634,333 shares were authorized under the 2018 Equity Incentive Plan, of which 297,345 shares were available for future grant, and 3,437,006 shares were outstanding.

Stock Options

Stock options granted under the Company’s equity incentive plans expire no later than 10 years from the date of grant and generally vest over a one- to four-year period. The Company issues new shares of common stock upon the exercise of stock options.

A summary of the Company’s stock option activity for the nine months ended September 30, 2026 is as follows:

			Weighted-
	Shares	Weighted-	Average	Aggregate
	Subject to	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2025	16,744,639	$7.66
Granted	6,291,834	$9.79
Exercised	(858,577)	$3.19
Forfeited	(2,360,682)	$10.70
Outstanding at September 30, 2026	19,817,214	$8.17	5.6	$10,644
Exercisable at September 30, 2026	13,282,346	$7.54	4.1	$10,644

The exercisable shares subject to options outstanding at September 30, 2026 in the table above include vested and early exercisable awards. The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock for all options that were in-the-money at September 30, 2026. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $2.1 million and $8.0 million, respectively.

The weighted-average grant date fair value per share of option grants for the nine months ended September 30, 2026 and 2025 was $7.15 and $8.69, respectively. The total fair value of shares vested during the nine months ended September 30, 2026 and 2025 was $29.5 million and $19.4 million, respectively.

The fair value of stock options granted was estimated using a Black-Scholes option-pricing model (“Black-Scholes”) with the following assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected term (in years)	5.5 – 6.1	5.5 – 6.1
Expected volatility	81.5% – 85.2%	84.1% – 87.3%
Risk-free interest rate	3.7% – 4.6%	3.9% – 4.4%
Expected dividend yield	0%	0%

The fair value of stock options was determined using the Black-Scholes assumptions described below.

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

13. Related Party Transactions

In September 2015, the Company entered into a consulting agreement, superseded in July 2022, for regulatory and development services with Pacific-Link Regulatory Consulting, Inc., an entity owned by the Company’s former President/Chief Executive Officer/director and his spouse, the former Chief Medical Officer of the Company. Consulting expense under this agreement for the three and nine months ended September 30, 2026 was $0.6 million and $2.0 million, respectively. For the three and nine months ended September 30, 2025, consulting expense under this agreement was $0.6 million and $1.9 million, respectively.

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

As described in Note 10 – In-Licensing and Supply, OrbiMed acquired from the Aegis, the rights to certain royalty interests and milestones related to neffy under the Aegis agreement. As a result, certain milestone and royalty payments due under the Aegis Agreement are payable to an affiliate of OrbiMed. A member of the Company’s Board of Directors is a General Partner at OrbiMed. Royalty expense payable to an affiliate of OrbiMed for the three and nine months ended September 30, 2026 was $1.7 million and $4.8 million, respectively, and was recorded in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2025, royalty expense was $2.0 million and $3.4 million, respectively.

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

Certain prior period segment expenses have been recast to conform to the manner in which our Chief Operating Decision Maker reviews the information during the current period. The recast did not impact the Company’s previously reported consolidated results of operations.

Segment reporting for the three and nine months ended September 30, 2026 and 2025 (in thousands) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$37,710	$32,501	$94,049	$56,191
Less segment operating expenses:
Cost of goods sold	10,098	8,191	29,230	14,269
Clinical	1,991	1,457	5,725	3,911
Development	14,306	690	17,918	3,942
Medical affairs	811	1,086	3,363	3,104
Sales and marketing	27,649	63,211	140,072	135,259
General and administrative	8,861	5,002	25,369	16,473
Stock-based compensation	8,122	5,689	27,940	16,358
Other segment operating expenses	43	367	213	858
Other segment (income) expense:
Interest income	(1,136)	(2,097)	(4,709)	(8,065)
Interest expense	2,552	56	7,472	56
Segment net loss	$(35,587)	$(51,151)	$(158,544)	$(129,974)

The following table summarizes revenue by geographic area based on the customers’ location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$33,414	$31,300	$77,076	$51,863
Denmark	*	*	7,786	4,079
Japan	*	*	5,995	*
Rest of world	4,296	1,201	3,192	249
Total revenue	$37,710	$32,501	$94,049	$56,191

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

Overview

We are a biopharmaceutical company focused on the commercialization of neffy® (also identified in the European Union (“EU”) and United Kingdom (“UK”) by the trade name EURneffy and in China by the trade name 优敏速) for the needle-free intranasal delivery of epinephrine for emergency treatment of Type I allergic reactions, including anaphylaxis. neffy is the first and only needle-free epinephrine product approved by the U.S. Food and Drug Administration (“FDA”) and the European Commission, and also has approvals in other major markets including the UK, Japan, Australia, China, and Canada. It is the first new delivery method for epinephrine in more than 35 years. neffy is a proprietary composition of epinephrine with an innovative absorption enhancer called Intravail, which allows neffy to safely provide intranasal delivery of epinephrine at a low dose within the exposures of approved injectable products across a range of dosing conditions (including repeat dosing and allergen challenge).

We believe there is a multi-billion dollar market opportunity for neffy in the United States. Based on published epidemiology data, approximately 40 million people in the U.S. have experienced a Type I allergic reaction. Of these, approximately 20 million are reported to have been diagnosed with severe Type I allergic reactions that may lead to anaphylaxis and to be under the care of a physician. Based on our estimates, more than five million prescriptions for this indication are written annually in the U.S., nearly all of which are for needle-based autoinjectors. However, published studies indicate that approximately one-third of patients with an active prescription consistently carry their device, and fewer than one in five carry the two devices recommended by treatment guidelines. In addition, approximately half of patients delay administration of, or do not administer, their autoinjector during an allergic reaction, and only approximately 10% of patients with a prescription refill at every recommended interval.

As the first and only needle-free epinephrine option, neffy has the potential to become the standard of care. In addition to its intranasal delivery, neffy is compact and designed to be easy to carry and easy to administer, addressing the barriers to carrying and using epinephrine that exist in the market today.

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

Our commercialization strategy for neffy in the United States is focused on achieving market share growth through targeted provider engagement, increasing our share in the existing U.S. epinephrine market of approximately five million prescriptions annually, and laying the groundwork to expand into the broader market over time. We believe growth in the existing market can be achieved through account-based sales targeting of high-value prescribers of epinephrine, which account for approximately 44% of the total U.S. market opportunity, as well as the nurses and office staff who often manage the prescription process through fulfillment. Our engagement addresses the well-established limitations of injectable epinephrine in the treatment and prevention of Type I allergic reactions, including anaphylaxis, such as low rates of device carry and the delay or avoidance of administration, with the aim of converting established prescribing habits from injectable epinephrine products to neffy.

Our U.S. commercial launch is building momentum, and data shows meaningful physician demand. More than 44,000 healthcare providers have prescribed neffy to date. Over 19,000 of these prescribers were unique additions in the third quarter of 2026, representing an increase of approximately 49% over the same period in 2025. This demand has contributed to a total market share by neffy of 5%, up from 4% in the third quarter of 2025. Among field-targeted accounts, the leading indicator of demand, neffy market share reached approximately 9%, up from 6% a year ago, compared with 2% in non-targeted accounts.

In parallel, our payor coverage remains the same across commercial coverage inclusive of plans with and without prior authorization as well as Medicaid coverage. We continue to engage with stakeholders to further expand access.

Our U.S. commercialization strategy is also supported by a comprehensive program that includes: our neffy experience program, allowing healthcare professionals to use neffy firsthand as rescue therapy for anaphylaxis during in-clinic allergen challenge; extensive non-personal promotion including medical education programs in collaboration with allergist societies, speaker bureaus, peer-to-peer programs and participation in regional and national medical conferences; engagement and contracting with payors to obtain timely coverage with favorable gross-to-net discounting, including certain pharmacy benefit managers, where the approval processes are actively ongoing for addition of neffy to their formularies without prior authorization; our artificial intelligence solution to support healthcare providers by automating the checking and writing of prior authorizations; as well as other programs intended to enable access to neffy by patients. We also have an ongoing U.S. post-marketing registry-based study for neffy for the treatment of anaphylaxis in oral food challenge or allergen immunotherapy clinics.

In August 2024, the EC granted marketing authorization in the EU for EURneffy 2 mg (the trade name for neffy 2 mg in the EU and UK), for the emergency treatment of allergic reactions, including anaphylaxis, in adults and children who are four years of age and older who weigh 30 kg or greater. In March 2026, the European Medicines Agency (“EMA”) granted marketing authorization in the EU for EURneffy 1 mg for children who are four years of age and older who weigh 15 kg to less than 30 kg. Through our collaboration with ALK, EURneffy 2 mg was launched in Europe, beginning with Germany in June 2025, followed by the UK in October 2025. We received approval of neffy 2 mg and 1 mg in Japan in September 2025, and neffy was launched in February 2026 by our collaboration partner, Alfresa. We also received approval of neffy 2 mg and 1 mg in Australia in December 2025, and neffy was launched in February 2026 by our collaboration partner, Seqirus. In December 2025, we received approval in China of 优敏速 (the trade name for neffy 2 mg in China), and 优敏速 was launched by our collaboration partner, Pediatrix, in May 2026. In April 2026, we received approval in Canada of neffy 2 mg, and it was launched by our collaboration partner, ALK, in August 2026. neffy has already been approved in countries representing approximately 98% of the current global epinephrine autoinjector sales market.

In addition to our neffy base business, we aim to expand the reach of our intranasal epinephrine technology beyond Type I allergic reactions, including anaphylaxis. We are currently advancing ARS-2 as a potential needle-free, on-demand rescue treatment for acute flares in patients with chronic spontaneous urticaria (“CSU”). Results from our completed single-dose, randomized, open-label, placebo-controlled Phase 2 trial in 21 patients with CSU experiencing an acute flare were published in a peer-reviewed article in The Journal of Allergy and Clinical Immunology: In Practice in 2026. Compared with placebo, both the 1 mg and 2 mg doses of ARS-2 demonstrated statistically significant improvements in pruritus (itchy skin), hives, extent of urticaria (body surface area) and erythema with improvements observed as early as five minutes after dosing and across all endpoints within 30 minutes, sustained through two hours.

In the second quarter of 2025, we initiated a Phase 2b randomized, double-blinded, placebo-controlled, crossover trial evaluating 0.5 mg and 1 mg doses of ARS-2 in patients with CSU who continue to experience flares or exacerbations while on chronic treatment regimens. The Phase 2b trial is designed to assess the efficacy and safety of ARS-2 self-administered by patients in an outpatient setting during acute flares, which we believe more closely reflects how ARS-2 would be used if approved. The interim analysis population was fully enrolled as of May 2026, and we currently expect to report interim Phase 2b data in the first quarter of 2027, with full data later in 2027, which will inform the design of a potential Phase 3 registration program.

Since our inception in 2015 as ARS Pharmaceuticals, Inc., we have devoted substantially all of our efforts to commercialization activities for neffy in the U.S., pre-commercial activities, conducting product development and clinical trials, developing and protecting intellectual property, organizing and staffing the Company, business planning, raising capital, building infrastructure, and providing general and administrative support for these operations. We have funded our operations primarily with proceeds from net product sales, debt, licensing, supply and distribution arrangements with our commercialization partners, issuance of common stock, the merger with Silverback Therapeutics, Inc. (“Silverback”) in November 2022 (the “Merger”), and the private placement of convertible preferred stock. As of September 30, 2026, we had cash, cash equivalents, and short-term investments of $138.4 million.

We have incurred net losses in most years since our inception. Net loss for the nine months ended September 30, 2026 and 2025 was $158.5 million and $130.0 million, respectively. As of September 30, 2026, we had an accumulated deficit of $453.1 million. Until we consistently generate positive net income, if ever, our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other development activities, the cost for regulatory filings, expenses for commercial activities to establish, maintain and enhance sales, marketing and distribution capabilities for neffy, the timing and volume of our product sales, and our ability to earn potential royalties and regulatory and commercial milestones under our license and collaboration arrangements.

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

As of September 30, 2026, we held no zero-cost inventory components.

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
•
costs related to in-licensing of technology;
•
costs related to compliance with regulatory requirements and regulatory filings;
•
indirect expenses including insurance and facility-related expenses; and
•
salaries, payroll taxes, benefits and stock-based compensation charges for personnel engaged in research and development efforts.

Our external research and development expenses for neffy and our intranasal epinephrine technology product candidates consist primarily of fees, materials and other costs paid to CROs, CMOs, consultants and contractors. Our clinical, regulatory, manufacturing, and non-clinical development costs for the periods presented below reflect an allocation of expenses associated with personnel costs, stock-based compensation expense, and indirect costs incurred in support of overall research and development, such as facilities-related costs.

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

Selling, general and administrative expenses have increased since the commercial launch of neffy due to the establishment of our sales force, the development and commencement of our marketing campaigns and initiatives, the co-promotion agreement between us and ALK-Abelló, Inc., which was entered into in May 2025 and subsequently amended in October 2025 and March 2026, with the parties entering into a related side letter in August 2026 (the “ALK Co-Promotion Agreement”), the hiring of additional sales and marketing personnel to support full commercialization activities, and the addition of infrastructure and programs to support commercialization activities. While broad consumer advertising has supported our commercialization efforts to date, we are also taking action to align resources with our strategic priorities and support more focused marketing. We expect to continue to incur audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, board of director fees, investor relations costs associated with operating as a public company, patent costs and defense, and general and administrative personnel.

Other Income, net

Other income, net consists primarily of interest income from our cash, cash equivalents, and short-term investments, interest expense on our outstanding debt, and net amortization and accretion associated with our short-term investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
Revenue:
Product revenue, net	$33,414	$31,300	$2,114	7%
Revenue under collaboration agreements	1,661	55	1,606	*
Revenue under supply agreements	2,635	1,146	1,489	130%
Total revenue	37,710	32,501	5,209	16%
Operating expenses:
Cost of goods sold	10,098	8,191	1,907	23%
Research and development(1)	18,263	2,751	15,512	*
Selling, general and administrative(1)	43,520	74,751	(31,231)	(42%)
Total operating expenses	71,881	85,693	(13,812)	(16%)
Loss from operations	(34,171)	(53,192)	19,021	(36%)
Other income (expense), net:
Interest income	1,136	2,097	(961)	(46%)
Interest expense	(2,552)	(56)	(2,496)	*
Total other (expense) income, net	(1,416)	2,041	(3,457)	(169%)
Net loss	$(35,587)	$(51,151)	$15,564	(30%)

_____________

* Not meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Research and development	$2,089	$664
Selling, general and administrative	6,033	5,025
Total	$8,122	$5,689

Revenues. Revenue for the three months ended September 30, 2026 was $37.7 million, as compared to $32.5 million for the three months ended September 30, 2025. Revenue for the three months ended September 30, 2026 includes $33.4 million in net product revenues for sales of neffy in the United States, $2.6 million in revenue under supply agreements with partners, and $1.7 million in revenue for the performance of development and regulatory services and achievement of a commercial milestone under our collaboration agreements with ALK-Abelló A/S (the “ALK Collaboration Agreement”) and Seqirus Pty Ltd. (the “Seqirus Agreement”). Revenue for the three months ended September 30, 2025 includes $31.3 million in net product revenues for sales of neffy in the United States, $1.1 million in revenue under supply agreements with partners, and less than $0.1 million in revenue for the performance of development and regulatory services performance obligations under the ALK Collaboration Agreement. The increase in revenue was primarily driven by higher global unit sales volumes of neffy.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2026 was $10.1 million, as compared to $8.2 million for the three months ended September 30, 2025. The increase of $1.9 million was primarily driven by direct and indirect product costs incurred in connection with U.S. product sales and the commercial launches of neffy in the U.K., EU, Japan, Australia, and China following regulatory approval in each market. Our global expansion also resulted in a corresponding increase in royalty expense on worldwide net product revenue.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2026 were $18.3 million, as compared to $2.8 million for the three months ended September 30, 2025. The increase of $15.5 million was primarily due to costs related to in-licensing of technology of $12.5 million, increases in stock-based compensation and personnel-related expenses of $1.9 million, of which, $1.7 million related to accelerated vesting of previously unvested equity awards upon the termination of a former executive officer, product development expenses of $0.8 million, and other research and development expenses of $0.3 million.

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025
Clinical and regulatory	$3,605	$1,840
Manufacturing and non-clinical development	14,658	911
Total	$18,263	$2,751

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2026 were $43.5 million, as compared to $74.8 million for the three months ended September 30, 2025. The decrease of $31.2 million was primarily due to a decrease in marketing-related expenses of $38.0 million and conference and seminar expenses of $0.6 million, partially offset by increases in stock-based compensation and other personnel-related expenses of $4.2 million, of which $1.5 million related to accelerated vesting of previously unvested equity awards upon the termination of former executive officers, legal fees of $2.6 million and outside services of $0.6 million.

Other (Expense) Income, Net. Other expense, net for the three months ended September 30, 2026 was $1.4 million, as compared to other income, net of $2.0 million for the three months ended September 30, 2025. The change of $3.5 million was primarily due to an increase in interest expense related to our Credit Agreement of $2.5 million and decreases in net accretion of discounts on short-term investments of $0.7 million and interest income of $0.3 million from our cash, cash equivalents, and short-term investments.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Nine Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
Revenue:
Product revenue, net	$77,076	$51,863	$25,213	49%
Revenue under collaboration agreements	4,207	2,859	1,348	47%
Revenue under supply agreements	12,766	1,469	11,297	*
Total revenue	94,049	56,191	37,858	67%
Operating expenses:
Cost of goods sold	29,230	14,269	14,961	105%
Research and development(1)	27,297	9,738	17,559	180%
Selling, general and administrative(1)	193,303	170,167	23,136	14%
Total operating expenses	249,830	194,174	55,656	29%
Loss from operations	(155,781)	(137,983)	(17,798)	13%
Other income (expense), net:
Interest income	4,709	8,065	(3,356)	(42%)
Interest expense	(7,472)	(56)	(7,416)	*
Total other (expense) income, net	(2,763)	8,009	(10,772)	(134%)
Net loss	$(158,544)	$(129,974)	$(28,570)	22%

_____________

* Not meaningful

(1) Includes stock-based compensation expense as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Research and development	$3,941	$1,991
Selling, general and administrative	23,999	14,367
Total	$27,940	$16,358

Revenues. Revenue for the nine months ended September 30, 2026 was $94.0 million, as compared to $56.2 million for the nine months ended September 30, 2025. Revenue for the nine months ended September 30, 2026 includes $77.1 million in net product revenues for sales of neffy in the United States, $12.8 million in revenue under supply agreements with partners, and $4.2 million in revenue for the achievement of the regulatory and commercial milestones and performance of development and regulatory services under the ALK Collaboration Agreement and the Seqirus Agreement. Revenue for the nine months ended September 30, 2025 includes $51.9 million in net product revenues for sales of neffy, $2.9 million in revenue for the achievement of the milestone for the first commercial sale of EURneffy and for the performance of development and regulatory services performance obligations under the ALK Collaboration Agreement, and $1.5 million in revenue under supply agreements. The increase in revenue was primarily driven by higher global unit sales volumes of neffy.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2026 was $29.2 million, as compared to $14.3 million for the nine months ended September 30, 2025. The increase of $15.0 million was primarily driven by direct and indirect product costs incurred in connection with U.S. product sales and the commercial launches of neffy in the U.K., EU, Japan, Australia, and China following regulatory approval in each market. Our global expansion also resulted in a corresponding increase in royalty expense on worldwide net product revenue.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2026 were $27.3 million, as compared to $9.7 million for the nine months ended September 30, 2025. The increase of $17.6 million was primarily due to costs related to in-licensing of technology of $12.5 million, increases in stock-based compensation and other personnel-related expenses of $2.8 million, of which, $1.7 million related to accelerated vesting of previously unvested equity awards upon the termination of a former executive officer, clinical trial costs of $1.2 million, consulting fees of $0.5 million, and other research and development expenses of $0.6 million.

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Clinical and regulatory	$8,269	$5,073
Manufacturing and non-clinical development	19,028	4,665
Total	$27,297	$9,738

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2026 were $193.3 million, as compared to $170.2 million for the nine months ended September 30, 2025. The increase of $23.1 million was primarily due to increases in stock-based compensation expense of $9.6 million, of which $6.8 million relates to accelerated vesting of previously unvested equity awards upon the termination of former executive officers, personnel-related expense of $6.8 million, legal fees of $5.7 million, outside services of $3.1 million, and other general operating costs of $1.2 million, partially offset by decreases in marketing-related expenses of $1.7 million, conference and seminar expenses of $1.2 million, and audit, tax, and valuation fees of $0.7 million.

Other (Expense) Income, Net. Other expense, net for the nine months ended September 30, 2026 was $2.8 million, as compared to other income, net of $8.0 million for the nine months ended September 30, 2025. The change of $10.8 million was primarily due to interest expense related to our Credit Agreement of $7.4 million and decreases in net accretion of discounts on short-term investments of $2.6 million and interest income of $0.8 million from our cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from net product sales, debt, licensing, supply and distribution arrangements, issuance of common stock, the Merger with Silverback, and private placement of convertible preferred stock. As of September 30, 2026, we had cash, cash equivalents, and short-term investments of $138.4 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash and cash equivalents used in operating activities	$(139,586)	$(127,381)
Net cash and cash equivalents provided by investing activities	92,777	32,654
Net cash and cash equivalents provided by financing activities	31,113	103,467
Net (decrease) increase in cash and cash equivalents	$(15,696)	$8,740

Operating Activities

During the nine months ended September 30, 2026, net cash used in operating activities was $139.6 million. This consisted primarily of a net loss of $158.5 million, an increase in our operating assets and operating liabilities of $32.5 million and $21.8 million, respectively, and non-cash charges of $29.6 million. The increase in our operating assets was attributable to increases in accounts receivable of $27.4 million and prepaid expenses and other assets of $2.6 million, and inventories of $2.6 million. The increase in our operating liabilities was primarily attributable to an increase in accounts payable and accrued expenses of $22.1 million. The non-cash charges consisted primarily of non-cash stock-based compensation of $27.9 million, other non-cash items of $2.5 million, and depreciation and amortization expense of $1.2 million, partially offset by $2.1 million in net accretion of discounts on short-term investments. While cash used in operating activities reflects our ongoing investment in the commercialization of neffy, we remain focused on allocating resources efficiently and managing operating expenditures in support of our strategic priorities.

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

Investing Activities

During the nine months ended September 30, 2026, cash and cash equivalents provided by investing activities was $92.8 million. This consisted of proceeds from maturities and sales of short-term investments of $160.5 million, partially offset by purchases of short-term investments of $67.7 million. During the nine months ended September 30, 2025, the cash and cash equivalents provided by investing activities was $32.7 million. This consisted of maturities of short-term investments of $232.0 million, partially offset by purchases of short-term investments of $193.1 million, payments of milestone obligations under license agreements of $5.9 million, and purchases of property and equipment of $0.3 million.

Financing Activities

During the nine months ended September 30, 2026, the $31.1 million of cash and cash equivalents provided by financing activities was attributable to net proceeds from the funding of the Term B Loan under the Credit Agreement of $25.0 million, proceeds from exercises and issuance of common stock under the employee stock purchase plan of $3.4 million and proceeds from milestone obligations met and royalties earned under license agreements of $2.7 million. During the nine months ended September 30, 2025, the $103.5 million of cash and cash equivalents provided by financing activities was attributable to net proceeds from the funding of the Term A Loan under the Credit Agreement of $97.8 million, proceeds from stock option exercises and issuance of common stock under the employee stock purchase plan of $3.9 million, and proceeds from milestone obligations met under license agreements of $2.6 million, partially offset by payments of term loan issuance costs of $0.8 million.

Term Loans

On September 29, 2025 (the “Closing Date”), we entered into the Credit Agreement, as amended in July 2026, with the Administrative Agent and the Lenders, which provides for an aggregate principal amount up to $250.0 million of term loans (the “Term Loans”) from the Lenders to us, including an initial tranche of $100.0 million under Term A Loan funded on the Closing Date, $25.0 million under Term B Loan funded on September 25, 2026, up to $25.0 million under Term C Loan will be made available at our election during the period commencing on and including the Closing Date and ending no later than the two-year anniversary of the Closing Date, subject to the satisfaction of a certain revenue requirement, and up to $100.0 million under Term D Loan, subject to the consent of the Lenders. The Term Loans will mature on the five-year anniversary of the Closing Date. The Credit Facility enhances our liquidity position and provides additional financial flexibility, subject to the satisfaction of certain customary conditions for future tranches and revenue-based requirements for the Term C Loan.

Future Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents, short-term investments, revenues from product sales, cash proceeds from collaboration and out-licensing agreements, and additional borrowings on our Term Loans will be sufficient to meet our anticipated cash requirements until we achieve cash flow breakeven. In particular, we expect these resources will allow us to fund commercial manufacturing and sales and marketing activities, general operating activities and working capital requirements, and proof of concept clinical trials of neffy for additional indications. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future funding requirements will depend on many factors, including:

•
revenue received from commercial sales of neffy;
•
the timing and amount of any milestone and royalty payments under collaboration, license, distribution, and related agreements;
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
•
our headcount growth and associated costs as we expand our employee headcount and build and maintain a commercial infrastructure;
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

Future Contractual Cash Obligations

The remaining unconditional purchase obligations related to the supply of raw materials totaled $55.6 million as of September 30, 2026. Our remaining obligations by year are as follows: 2026 ($9.4 million), 2027 ($11.8 million), 2028 ($13.8 million), and $2.9 million per year thereafter through 2035. Subsequent to period end, the Company entered into an amendment to certain arrangements related to the supply of raw materials, reducing our remaining unconditional purchase obligations by $23.9 million.

Under the ALK Co-Promotion Agreement, the remaining obligation totaled $18.2 million as of September 30, 2026. Our remaining obligations by year are as follows: 2026 ($4.4 million), 2027 ($10.7 million), 2028 ($1.8 million), and 2029 ($1.3 million). In addition to the base fee, ALK U.S. will be eligible to receive performance-based payments from us. Future performance-based payment amounts are indeterminate since they depend on future revenues, which are uncertain.

Under the Credit Agreement, the outstanding principal of $125.0 million as of September 30, 2026 is due upon maturity on September 29, 2030. Estimated interest payments are calculated based on the outstanding principal, the applicable interest rate and expected timing of scheduled payments as of September 30, 2026. As of September 30, 2026, based on the interest rate in effect at such date, estimated remaining interest payments are $48.5 million, and our estimated remaining interest payments by year are as follows: 2026 ($3.1 million), 2027 ($12.1 million), 2028 ($12.2 million), 2029 ($12.1 million), and 2030 ($9.0 million).

Under the Aegis Agreement, remaining payment obligations are contingent upon our achievement of certain commercial milestones and totaled $9.0 million as of September 30, 2026. We are also required to make royalty payments to OrbiMed based on a mid-single-digit percentage of net product sales. Future royalty payment amounts are indeterminate since they depend on future revenues, which are uncertain.

In February 2023, we entered into a termination agreement (the “Recordati Termination Agreement”) with Recordati Ireland, Ltd. (“Recordati”) to reacquire the rights to neffy in Europe and certain European Free Trade Association, Russia/the Commonwealth of Independent States, Middle East and African countries (the “Recordati Territory”). Under the Recordati Termination Agreement, we are required to make royalty payments to Recordati of up to €5.0 million in the aggregate from sales of neffy in the Recordati Territory, of which up to €4.1 million (approximately $4.7 million in U.S. dollars) remain as of September 30, 2026. Future royalty payment amounts are indeterminate since they depend on future revenues, which are uncertain.

In May 2026, we entered into a startup agreement (the “Startup Agreement”) with a contract development and manufacturing organization for technology transfer and related services. We may be required to make future payments of up to $4.3 million, in the aggregate, upon the achievement of certain technology transfer and regulatory milestones and equipment purchases by the manufacturer, as well as reimbursement of pass-through costs for materials purchased on our behalf. These payments are contingent upon the occurrence of specified contractual events and, accordingly, the timing and amount of such payments are uncertain.

In July 2026, we entered into a license agreement with a strategic partner, pursuant to which we obtained exclusive worldwide rights to certain intellectual property. We may also be required to make future milestone payments. In addition, we may be required to pay tiered royalties on net sales of licensed products, subject to certain reductions, as specified in the license agreement. Future milestone and royalty payments are contingent upon the occurrence of specified contractual events and, accordingly, the timing and amount of such payments are uncertain.

We enter into contracts in the normal course of business with third-party contract organizations and vendors for clinical studies, manufacturing and other services and products. These contracts generally provide for termination after a notice period.

As of September 30, 2026, we have not recognized any reserves related to uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.

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

During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies or estimates. Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 9, 2026 and under the heading “Use of Estimates” in Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Competitive products may reduce or eliminate the commercial opportunity for neffy or our current and future intranasal epinephrine technology product candidates. If our competitors develop technologies or product candidates more rapidly than us, or their technologies or product candidates are more effective or safer than ours, our ability to develop and successfully commercialize neffy and our current and future intranasal epinephrine technology product candidates may be adversely affected.*

The clinical and commercial landscape for the emergency treatment of Type I allergic reactions is highly competitive and subject to significant technological change. Existing products have name recognition, are marketed by companies with established commercial infrastructures, and are marketed with greater financial, technical and personnel resources than we have. We also face competition with respect to our current indications for our intranasal epinephrine technology, including neffy, and will face competition with respect to any future indications of our intranasal epinephrine technology or other product candidates that we may seek to develop or commercialize in the future from large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Based on the initially approved indications for neffy, we anticipate that neffy will compete primarily against epinephrine intra-muscular injectable products, for the emergency treatment of Type I allergic reactions including EpiPen and its generics, which is marketed by Viatris, Inc. and Teva Pharmaceuticals, Inc.; Adrenaclick, which is marketed by Amneal Pharmaceuticals, Inc.; Auvi-Q, which is marketed by Kaleo, Inc.; and Symjepi, which is marketed by Sandoz, Inc., a Novartis division. Several other companies are also clinically developing larger dose intranasal epinephrine product candidates that may compete with neffy, including Bryn Pharma, Nasus Pharma, Hikma Pharmaceuticals, Inc. (previously INSYS Therapeutics, Inc.), Orexo AB and Belhaven BioPharma. Aquestive Therapeutics is developing a sublingual candidate based on a prodrug of epinephrine (Anaphylm) and after receiving a Complete Response Letter from the FDA in January 2026 identifying deficiencies relating primarily to packaging and administration, resubmitted its new drug application, which the FDA has accepted for review with a target action date in March 2027. If our current and future intranasal epinephrine technology product candidates are approved for other indications, they would also compete with a range of other therapeutic treatments that are well established such as antihistamines or in development.

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

Upon receiving a marketing authorization in the EU from the European Commission, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity. The changes introduced by the Pharma Package (as defined below) will amend exclusivity rules: the eight-year regulatory data protection period would be retained, followed by one year of market protection. Additional periods of market protection may be available where specified conditions are met, subject to a maximum combined protection period of eleven years. Comparable regimes to those in the U.S. and EU exist in some other major markets, including the United Kingdom.

Obtaining regulatory approval of neffy or our current or future intranasal epinephrine technology product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval in other jurisdictions.*

Even though we have obtained regulatory approval of neffy in the United States, the EU, and other foreign jurisdictions, including but not limited to the United Kingdom, China, Japan, Australia, and Canada, there is no guarantee that we will be able to maintain these regulatory approvals or obtain or maintain regulatory approval in any other jurisdiction. A failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even though the FDA and European Commission have granted marketing approval of neffy, comparable regulatory authorities in other foreign jurisdictions must also approve the manufacturing, marketing and promotion of neffy before it can be marketed in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States or the EU including additional nonclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States including certain jurisdictions in the EU, pricing and reimbursement approvals may be required before a product can be commercially launched or reimbursed in that jurisdiction, which may delay market access following receipt of marketing authorization. In some cases, the price that we intend to charge for our products is also subject to approval.

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

The Hatch Waxman Act added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if available to us, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for any additional indications by potentially decreasing the amount of nonclinical and/or clinical data that we would need to generate in order to obtain FDA approval. This pathway does not, however, expedite the FDA review process timelines.

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

We may experience delays in completing our clinical trials or nonclinical studies and initiating or completing additional studies or clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize for our current and future intranasal epinephrine technology product candidates, including for urticaria, including:

•
regulators, institutional review boards (“IRBs”), ethics committees or other reviewing bodies may not authorize or issue positive opinions permitting us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;
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

If unacceptable side effects or adverse events are observed following the commercialization of neffy or our current or future intranasal epinephrine technology product candidates, including for urticaria, we, the FDA or comparable foreign regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our trials are conducted, or the independent safety monitoring committee could suspend or terminate our clinical trials or regulatory authorities could order us to cease clinical trials, impose restrictions on us, neffy or our current or future intranasal epinephrine technology product candidates, including withdrawing the marketing approval of neffy or our current or future intranasal epinephrine technology product candidates or deny approval for one or more targeted indications. Treatment-emergent side effects and adverse events that are deemed to be drug-related could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims, an unwillingness of physicians to prescribe neffy or our current or future intranasal epinephrine technology product candidates for approved indications, patients’ unwillingness to purchase neffy or our current or future intranasal epinephrine technology product candidates, or payors’ willingness to cover neffy or our current or future intranasal epinephrine technology product candidates. Undesirable side effects or adverse events resulting from the use of neffy or our current or future intranasal epinephrine technology product candidates (whether by patients in our clinical studies or through the commercialization of neffy or our current or future intranasal epinephrine technology product candidates) could adversely affect enrollment in clinical trials, regulatory approval and commercialization of neffy or our current or future intranasal epinephrine technology product candidates. Additionally, there may be negative findings regarding components of neffy or our current or future intranasal epinephrine technology product candidates by other parties. Any negative findings by third parties may impact neffy for its initially approved indications and labeling, or the future approvability or labeling of our current or future intranasal epinephrine technology product candidates, including for urticaria. In addition, all side effects and adverse events may not be appropriately recognized or managed by the treating medical staff. Inadequate training in recognizing or managing the potential side effects and adverse events of neffy or our current or future intranasal epinephrine technology product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

We face an inherent risk of product liability as a result of the commercialization and clinical testing of neffy or our current or future intranasal epinephrine technology product candidates. Although the clinical trial process is designed to identify and assess potential side effects and adverse events, clinical development does not always fully characterize the safety and efficacy profile of a new drug, and it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If neffy or our current or future intranasal epinephrine technology product candidates causes adverse events or side effects, we may be exposed to substantial liabilities. Physicians may not prescribe or patients may not use neffy or our current or future intranasal epinephrine technology product candidates for its approved indications or in accordance with neffy’s or our current or future intranasal epinephrine technology product candidates’ instructions or any warnings that identify known potential adverse effects, side effects, and patients who should not use neffy or our current or future intranasal epinephrine technology product candidates. We are highly dependent upon consumer perceptions of us regarding the safety and efficacy of neffy and our current or future intranasal epinephrine technology product candidates. We could be adversely affected if we are subject to negative publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies.

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

We source raw materials, active pharmaceutical ingredient (“API”) and other important components related to the manufacture of neffy and our intranasal epinephrine technology product candidates, including Intravail and our nasal sprayer apparatus, from international suppliers located in the European Union. Although we anticipate that our current supply of materials for neffy and our product candidates will be sufficient for at least the next 18-24 months, tariff policies, particularly those affecting the European Union and pharmaceutical products could materially increase our costs and reduce our margins, including as a result of our inability to adjust pricing in formulary-based markets. Recent and potential future changes in international trade policies, particularly regarding pharmaceutical-specific tariffs, present material risks to our operations and financial performance.

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

COVID-19 affected, and other public health crises may in the future affect, employees of third-party CROs located in geographies that we rely upon to carry out our clinical trials. If any future public health crisis is not contained, we may experience disruptions that could severely impact our business and clinical trials, including:

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

The FDA and other regulatory agencies actively enforce the laws and regulations relating to the promotion of our products.*

If we are found to have improperly promoted uses of our products in the U.S., or in other countries, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug and device products. In particular, a product may not be promoted in a manner that results in the company making false or misleading claims. If the FDA determines that our or our partners’ public disclosures, promotional materials or training constitutes promotion of false or misleading claims, it could request modifications to disclosure policies, training or promotional materials or subject us or our partners to regulatory or enforcement actions, including the issuance of an untitled letter, a Warning Letter, injunction, seizure, civil fine or criminal penalties and a requirement for corrective advertising, including “Dear Doctor” letters. On September 9, 2025 and January 23, 2026, we received untitled letters from the HHS regarding our television advertisements. The letters raised concerns from the FDA that our advertisements made false or misleading claims, including with respect to suggesting the avoidance of injectable treatments for emergency treatment of allergic reactions and reducing needle-fear concerns. We submitted responses to the FDA regarding our plan to address its concerns. The FDA completed an evaluation of our responses and issued two close-out letters in June 2026 stating that it appears that we have addressed all the concerns contained in each of the untitled letters. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our or our partners’ promotional or training materials to constitute promotion of false or misleading claims which could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, or comparable foreign programs, contractual damages, reputational harm, increased losses and diminished profits and the curtailment or restructuring of operations, any of which could adversely affect our or our partners’ ability to operate and, thus, adversely impact our business and our financial results. The FDA or other enforcement authorities could also request that we enter into a consent decree or a corporate integrity agreement or seek a permanent injunction against us under which specified promotional conduct is monitored, changed, or curtailed. If we cannot successfully manage the promotion of our product in the U.S. or in other countries, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development activities and the indications our intranasal epinephrine technology product candidates have been approved to treat and is being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts for neffy. Advertising and promotional materials must comply with FDA rules concerning the advertising and promotion of our intranasal epinephrine technology product candidates and are subject to FDA review, in addition to other potentially applicable federal and state laws. Failure to comply with these regulations can result in warning letters and further liability if off-label promotion is involved. The FDA’s Office of Prescription Drug Promotion has sent warning letters to sponsors for alleged violative labeling and promotional materials, including those disseminated through social media. Social media practices in the biotechnology and biopharmaceutical industries continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities and heightened scrutiny by the FDA, the Federal Trade Commission, the SEC and other regulators. For example, patients may use social media channels to comment on their experience in an ongoing clinical trial or to report an alleged side effect or adverse event. If such disclosures occur, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about any potential additional indications. There is also a risk of inappropriate disclosure of sensitive or confidential information or negative or inaccurate posts or comments about us on any social networking website. In addition, we may encounter attacks on social media regarding us, our management or our current or future intranasal epinephrine technology product candidates. Moreover, information communicated on social media must take into consideration applicable rules governing the advertising and promotion of medicinal products. In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”), which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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

We have incurred significant losses since our inception.*

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have one product approved for commercial sale and remain in the early stages of our commercialization efforts, and we will continue to incur significant expenses related to our commercialization activities, clinical development and ongoing operations. As a result, we have incurred significant losses in most periods since our inception. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, performing research and development activities, pre-commercialization activities, the commercial launch of neffy and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss for the nine months ended September 30, 2026 was $158.5 million. As of September 30, 2026, we had an accumulated deficit of $453.1 million. We expect to continue to incur significant losses for the foreseeable future.

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

We may need additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development activities or commercialization efforts.*

Our operations have consumed significant amounts of cash since inception. Based upon our current operating plan, we believe that our cash, cash equivalents, short-term investments, revenues from product sales, cash proceeds from collaboration and out-licensing agreements, and additional borrowings on our Term Loans will be sufficient to meet our anticipated cash requirements until we achieve cash flow breakeven. However, we may not achieve cash flow breakeven within the timeline we anticipate, in which case the foregoing resources by themselves may not be sufficient to support our cash requirements prior to achieving cash flow breakeven. In addition, due to the uncertainties discussed below, our cash requirements may increase beyond what we currently project, in which case our resources may not be sufficient by themselves to support our cash requirements prior to achieving cash flow breakeven. We expect to incur significant expenses related to commercialization, such as sales force compensation, cost of goods sold, marketing, medical affairs, and distribution of neffy. Further, we expect to incur additional costs associated with operating as a public company. We may require significant additional amounts of cash in order to commercialize neffy for its currently approved indications in the United States, or for our current or future intranasal epinephrine technology product candidates which receive regulatory approval. In addition, other unanticipated costs may arise in the course of our continued development and commercialization efforts. Due to these uncertainties, we may not be able to accurately estimate the actual amounts of cash necessary to commercialize neffy for its approved indications in the United States, or any other indications we are pursuing, and to support our business operations.

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

Our Credit Agreement contains conditions and restrictions that limit our flexibility in drawing on the additional funds thereunder and in operating our business. We may be required to repay our outstanding indebtedness under the Credit Agreement earlier than we expect and possibly at a time when we do not have sufficient capital to meet such obligations if an event of default occurs (including a material adverse change affecting our business), which could have a material adverse effect on our financial condition and results of operations.*

As of September 30, 2026, we had an outstanding principal balance under our Credit Agreement of $125.0 million. We may also draw, at our election, up to an additional (i) $25.0 million under the Term C Loan which will be made available at our election during the period commencing on and including the Closing Date and ending no later than the two-year anniversary of the Closing Date, subject to the satisfaction of a certain revenue requirement under the Credit Agreement, and (ii) $100.0 million under the Term D Loan, subject to the consent of the Lenders. If we are unable to achieve the revenue requirement by the applicable date, we would be unable to borrow additional funds under the Term C Loan under the Credit Agreement, which could negatively impact our ability to fund our operations.

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

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.*

We have incurred substantial losses during our history. Unused federal net operating losses (“NOLs”) for the tax years beginning before January 1, 2018, will carry forward to offset future taxable income, if any, until such unused losses expire. Unused federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. In addition, both current and future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Code if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. The Merger resulted in an ownership change of our company. The NOL carryforwards of pre-Merger, privately-held ARS Pharma may also be subject to limitation as a result of prior shifts in equity ownership and/or the Merger. Additional ownership changes in the future could result in additional limitations on our NOL carryforwards. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOL carryforwards and certain state tax credits in tax years beginning after 2023 and before 2027. Consequently, even if we achieve profitability in the future, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our business, cash flow, financial condition or results of operations.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresaw a three-year transition period which ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

In addition, on December 11, 2025, the European Parliament and the Council reached a provisional political agreement on the Pharma Package (“Pharma Package”), which comprises a new directive and regulation intended to replace significant portions of the existing EU pharmaceutical framework. The reform encompasses a broad range of measures, including, among other things, changes to regulatory data and market protection periods, intellectual property exemptions intended to facilitate earlier generic and biosimilar market entry, marketing authorization procedures, and measures relating to the availability and supply of medicinal products. Under the agreed framework, medicinal products would generally benefit from eight years of regulatory data protection and one year of market protection, with opportunities to obtain additional market protection if specified conditions are satisfied. The Council formally adopted its first-reading position on September 28, 2026. The legislation remains subject to formal adoption by the European Parliament, following which it will be published in the Official Journal of the European Union. The new framework is expected to enter into force in late 2026 and to be subject to transitional arrangements, with general application not anticipated before 2028. Any decrease in data and market exclusivity opportunities for our current or future intranasal epinephrine technology product candidates in the EU could make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status, and adversely affect the commercial prospects of any product candidates we are able to commercialize in the EU. Other legislative initiatives include the proposed Supplementary Protection Certificate Regulation revision, the proposed Critical Medicines Act (for which a provisional political agreement was reached in May 2026), the proposed Biotech Act, and the proposal to amend the Medical Devices Regulation.

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

Governments outside the United States may impose strict price controls, which may adversely affect our revenues, if any.*

In some countries, including certain Member States of the EU, the pricing of prescription drugs is, in part, subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. The EU provides options for the EU Member States to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for drug products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In addition, medicinal products may be subject to Health Technology Assessments (“HTA”) at the EU and national levels, which is time-consuming and costly. This HTA is a multidisciplinary process that summarizes information regarding the medical, patient and social aspects, as well as economic and ethical issues, related to the use of a health technology. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. At the EU level, on January 12, 2025, Regulation No 2021/2282 on Health Technology Assessment (“HTA Regulation”), entered into application through a phased implementation. The Regulation initially applies to new active substances for oncology and Advanced Therapy Medicinal Products. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medicinal products. The Regulation establishes a framework for EU‑level joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. It enables EU Member States to use common tools, methodologies, and procedures and requires them to take into account EU‑level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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
•
the Health Insurance Portability and Accountability Act (“HIPAA”) which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, of any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services; like the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead, and in certain cases has led, to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.*

In the ordinary course of business, we process sensitive data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) and the Telephone Consumer Protection Act of 1991 (“TCPA”) impose specific requirements on communications with customers. The TCPA, for example, imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. On July 10, 2026, Jonico, Inc. d/b/a Berlin Pharmacy filed a putative class action lawsuit against us and our wholly owned subsidiary, ARS Pharmaceuticals Operations, Inc., in the U.S. District Court for the Western District of Pennsylvania, Civil Action No. 3:26-cv-01339. The complaint alleges that we sent, or caused to be sent, facsimile advertisements promoting neffy to pharmacies, without the prior express invitation or permission of the recipients and without the requisite opt-out notices, in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). We moved to dismiss the complaint on September 28, 2026, and the plaintiff filed an amended complaint on October 19, 2026, asserting the same TCPA claim as the original complaint. Although we dispute these allegations and intend to vigorously defend ourselves, the outcome is uncertain and the litigation could ultimately result in a material adverse effect on our operations and financial condition.

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

Furthermore, we also conduct clinical trials in Asia and have operations in Japan and are subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act. China’s Personal Information Protection Law imposes a set of specific obligations on covered businesses in connection with their processing and transfer of personal data and imposes fines of up to RMB 50 million or 5% of the prior year’s total annual revenue of the violator.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. However, evolving privacy and security laws and regulations may impact our ability to transfer personal data from Europe and other jurisdictions to the United States or other countries, or may require us to take additional actions in order to continue or resume such cross-border data flows (such as implementing new processes or additional safeguards). Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements. with certain third parties.

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

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.*

Patents are of national or regional effect. Although as of September 30, 2026 we own, co-own or exclusively license eight issued U.S. patents, granted patents in each of Australia, Canada, China, the Eurasian Patent Organization, Hong Kong, Israel, Japan, Mexico, Singapore, South Korea, Ukraine, and over thirty member states of the European Patent Organization, including the United Kingdom, directed to neffy and its uses, among other things, five pending U.S. patent applications, one pending international patent application and twenty-three pending foreign patent applications directed to neffy and its uses, among other things, and two pending U.S. provisional patent applications directed to formulations of epinephrine and its derivatives and methods of their use, among other things, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. Increased patent-related fees from the USPTO and patent offices in foreign countries may significantly increase our operating costs and limit our ability to protect our intellectual property. These increased costs may require us to be more selective in the inventions we choose to patent or the jurisdictions in which we seek protection. If we are unable to adequately fund our patent prosecution and maintenance, or if the costs of defending our patents against third-party challenges become prohibitive, our competitive position could be weakened. Furthermore, these fee structures may incentivize our competitors to adopt more aggressive litigation strategies, potentially increasing our legal expenses and the risk of being unable to exclude others from using our proprietary technology. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These competitor products may compete with our product, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

In 2012, the European Union Patent Package (the “EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European UPC for litigation involving European patents. The EU Patent Package was implemented on June 1, 2023. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunctions. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates due to increased competition and, resultantly, on our business, financial condition, prospects and results of operations.

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

We have not received U.S. non-patent marketing exclusivity for neffy, which was approved by the FDA under the 505(b)(2) regulatory pathway. Without non-patent marketing exclusivity for neffy, we may face competition by third parties seeking to market generic versions of neffy. Upon approval of neffy by the FDA, we listed 8 patents with claims covering neffy in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of neffy or an NDA submitted under the 505(b)(2) regulatory pathway referencing neffy must make one of the following certifications to the FDA concerning the patents listed in the Orange Book for neffy: (a) the patents that are listed have expired; (b) the date on which such patents will expire; or (c) such patents are invalid or will not be infringed upon by the manufacture, use or sale of the generic equivalent version of neffy or the drug product submitted under the 505(b)(2) regulatory pathway referencing neffy. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to us for each patent to which the ANDA or 505(b)(2) application refers. Following receipt of a paragraph IV notice, we may bring a lawsuit for patent infringement against the paragraph IV filer, and we may be entitled to a statutory 30-month stay of approval of the proposed product of the paragraph IV filer. We received paragraph IV certification notice letters from Lupin in August 2025 and February 2026, providing notification to us that Lupin submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of neffy 2 mg and 1 mg, respectively. In August 2025 and in February 2026, we separately filed lawsuits against Lupin in the United States District Court for the District of New Jersey, alleging infringement of certain of our patents and seeking a permanent injunction preventing market entry of a generic product from Lupin prior to the expiry of such patents. We also received a paragraph IV certification notice letter from Cipla in March 2026, providing notification to us that Cipla submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of neffy 1 mg and 2 mg. In April 2026, we filed a lawsuit against Cipla in the United States District Court for the District of New Jersey, alleging infringement of certain of our patents and seeking a permanent injunction preventing market entry of a generic product from Cipla prior to the expiry of such patents. See Note 9 – Commitments and Contingencies to the consolidated financial statements in this Form 10-Q for additional discussion. There is no guarantee that we will be successful in our lawsuits against Lupin and Cipla. Patent litigation is expensive and time consuming, requires significant resources, may absorb significant time of our management and has an unpredictable outcome. If we are unsuccessful in the lawsuit or if a generic competitor is found not to infringe our patents, the resulting generic competition will likely negatively affect our business, financial condition and results of operations. In general, although we expect to vigorously defend our patents from infringement by third parties, there can be no assurances that we will be successful with respect to such defense or any other legal proceedings which may arise in the ordinary course of our business. Such a failure may have a material impact on our business, our results of operations, and our financial condition in the future.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.*

We have registered and pending trademarks in the United States, as well as in many foreign jurisdictions. We may not be able to obtain applicable corresponding health regulatory approval to use these trademarks for our product. Our trademarks or trade names may be refused, challenged, infringed, circumvented, declared generic or descriptive, or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. We may not be able to register or use our trademarks in all relevant jurisdictions. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to or appeal those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to register or use, or obtain corresponding health regulatory approval for, a particular trademark in a given jurisdiction, we may need to adopt a different trademark in that territory, which could entail additional costs and diminish our brand equity. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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

We may encounter difficulties in managing our growth, which could disrupt our operations.*

We expanded our organization following FDA approval of neffy in August 2024. Specifically, we increased our sales force and made additional hires in the areas of general and administrative, medical, commercial, sales and marketing, and operations. As a result, our headcount has increased from 23 full-time employees and 5 part-time employees as of July 31, 2024 to 203 full-time employees and 3 part-time employees as of September 30, 2026. We may need to further expand our headcount in the future to support our growth strategy. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of our attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such recent and anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If we are unable to effectively manage our recent and expected growth, our ability to generate revenues or achieve future profitability could be reduced and we may not be able to implement our business strategy, including the successful commercialization of neffy.

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

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) and any appellate court therefrom shall be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on behalf of us; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; (v) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our directors, officers or other employees, governed by the internal affairs doctrine.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, our officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated trading plans for the orderly disposition of the Company’s securities as set forth in the table below.

		Adoption /	Type of Trading Arrangement		Total Shares of
		Termination	Rule	Non-Rule	Common Stock
Name and Position	Action	Date	10b5-1(1)	10b5-1(2)	to be Sold	Expiration Date
Richard Lowenthal, on behalf of Richard E. Lowenthal Charitable Remainder UniTrust Dated January 7, 2020* Former Chief Executive Officer	Termination(3)	August 28, 2026	X		1,050,000	May 14, 2027
Richard Lowenthal, on behalf of Lowenthal-Tanimoto Family Trust U/A DTD 4/3/2006* Former Chief Executive Officer	Termination(3)	August 28, 2026	X		1,050,000	May 14, 2027
Sarina Tanimoto, on behalf of Sarina Tanimoto Charitable Remainder UniTrust Dated January 7, 2020* Former Chief Medical Officer	Termination(3)	August 28, 2026	X		1,050,000	May 14, 2027
Sarina Tanimoto, on behalf of Lowenthal-Tanimoto Family Trust U/A DTD 4/3/2006* Former Chief Medical Officer	Termination(3)	August 28, 2026	X		1,050,000	May 14, 2027
Eric Karas Former Chief Commercial Officer	Termination(4)	August 18, 2026	X		100,000	January 29, 2027
Alexander Fitzpatrick Chief Legal Officer	Termination(5)	August 30, 2026	X		103,355	December 31, 2026
Alexander Fitzpatrick Chief Legal Officer	Adoption	September 4, 2026	X		454,652	September 1, 2028

_____________

(1)
Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)
“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)
Represents the termination, as described in Rule 10b5-1(c) under the Exchange Act, of a trading plan adopted on May 21, 2025, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(4)
Represents the termination, as described in Rule 10b5-1(c) under the Exchange Act, of a trading plan adopted on December 11, 2025, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(5)
Represents the termination, as described in Rule 10b5-1(c) under the Exchange Act, of a trading plan adopted on December 5, 2025, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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
10.1*

First Amendment to Credit Agreement, dated July 1, 2026, by and between ARS Pharmaceuticals Operations, Inc., ARS Pharmaceuticals, Inc. and certain of its subsidiaries from time to time party thereto, the lenders from time to time party thereto, and RA Capital Agency Services, LLC.

10.2+	Release Agreement, effective as of July 15, 2026, by and between the Company and Richard Lowenthal.
10.3+	Release Agreement, effective as of July 15, 2026, by and between the Company and Sarina Tanimoto.
10.4+‡	Executive Employment Agreement, dated August 12, 2026, by and between the Company and Margaret Smith.
10.5*	Side Letter to Co-Promotion Agreement, dated August 31, 2026, by and between the Company and ALK-Abelló, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

_____________

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

ARS PHARMACEUTICALS, INC.

Date: November 5, 2026	By:	/s/ Donn Casale
Donn Casale
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Kathleen D. Scott
Kathleen D. Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)